Form 10QSB
period 1995-11-30
TMS INC /OK/
filed 1996-01-10
CIK 835412

            U.S. Securities and Exchange Commission
                     Washington D.C. 20549


                          Form 10-QSB


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1995

[ ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURTIES
      EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                  Commission file number  0-18250

                           TMS, Inc.

       Oklahoma                             91-1098155
(State of Incorporation)         (IRS Employer Identification No.)

                    206 West Sixth Street
                    Post Office Box 1358
                  Stillwater, Oklahoma  74075
            (Address of Principal Executive Offices)

                       (405) 377-0880
                     (Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    Yes[x] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1995:

             Common Stock, $.05 par value:  8,478,511

  Transitional Small Business Disclosure Format: Yes[ ]  No[x]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
November 30, 1995 and August 31, 1995


                                       (Unaudited)
                                       November 30,    August 31,
                                          1995          1995


Cash                                 $   140,915       114,189
Trade accounts receivable, net           962,061       912,559
Contract service work in process         112,495        87,187
Other current assets                     259,774       212,050
                                       ----------    ----------
   Total current assets                1,475,245     1,325,985
                                       ----------    ----------

Property and equipment                 2,034,552     2,011,271
Accumulated depreciation and            (621,603)     (564,497)
 amortization                          ----------    ----------
   Net property and equipment          1,412,949     1,446,774
                                       ----------    ----------
Capitalized software development
 costs, net                              259,827       204,984
Other assets                             153,259       153,994
                                       ----------    ----------
Total assets                         $ 3,301,280     3,131,737
                                       ==========    ==========

Current liabilities                  $   508,862       499,044
Long-term debt, net of current
 installments                            371,528       378,265
                                       ----------    ----------
  Total liabilities                      880,390       877,309
                                       ----------    ----------

Common stock                             423,925       420,247
Additional paid-in capital            10,554,932    10,546,914
Unamortized deferred compensation         (3,034)       (3,810)
Accumulated deficit                   (8,554,933)   (8,708,923)
                                      -----------   -----------
   Total shareholders' equity          2,420,890     2,254,428
                                      -----------   -----------

Total liabilities and shareholders'
  equity                            $  3,301,280     3,131,737
                                      ===========   ===========

See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations
Three Months Ended November 30, 1995
and 1994

                                               (Unaudited)
                                           1995          1994
                                           ----          ----
Revenue:
  Software development and
   document conversion services        $  486,504       437,038
  Licensing and royalties                 813,804       572,523
                                        ----------    ----------
                                        1,300,308     1,009,561
Operating costs and expenses:           ----------    ----------
  Software development and
   document conversion services           375,056       263,815
  Cost of licensing and royalties         180,596       145,801
  Selling, general and administrative     578,457       449,874
  Research and development                 30,519        47,388
                                        ----------    ----------
                                        1,164,628       906,878
                                        ----------    ----------
Operating income                          135,680       102,683

Other income, net                          18,310         8,037
                                        ----------    ----------
Income before income taxes                153,990       110,720

Income tax expense                              0           750
                                        ----------    ----------
Net income                            $   153,990       109,970
                                        ==========    ==========

Net income per common and common
   equivalent share                   $      0.02          0.01
                                        ==========    ==========
Weighted average common and common
   equivalent shares                    9,384,300     9,020,870
                                        ==========    ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Three Months Ended November 30, 1995
and 1994

                                               (Unaudited)
                                            1995         1994
                                            ----         ----
Net cash flows provided by (used in)
   operating activities                 $  195,424      (2,592)
                                         ----------   ----------

Cash flows from investing activities:
   Purchases of property and equipment     (23,281)   (256,159)
   Capitalized software development        (75,824)          0
   Proceeds from sale of equipment               0       1,500
                                         ----------   ----------
   Net cash used in investing
     activities                            (99,105)   (254,659)
                                         ----------   ----------

Cash flows from financing activities:
   Proceeds from long-term debt                  0     100,000
   Repayment of long-term debt              (6,289)          0
   Proceeds from short-term note
     payable                               318,000           0
   Repayments of short-term note
     payable                              (393,000)          0
   Issuance of common stock                 11,696       6,750
                                         ----------   ----------
   Net cash (used in) provided by
     financing activities                  (69,593)    106,750
                                         ----------   ----------
Net increase (decrease) in cash             26,726    (150,501)

Cash at beginning of period                114,189     239,984
                                         ----------   ----------
Cash at end of period                   $  140,915      89,483
                                         ==========   ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements
------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K Annual Report for the fiscal year ended August 31, 1995.

The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All adjustments are normal and recurring.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.


Pro Forma Financial Information
-------------------------------
On November 9, 1995, the Company and Sequoia Data Corporation (Sequoia) signed a merger agreement whereby the Company will acquire Sequoia by issuing a maximum of 5.3 million shares of TMS common stock for all of the issued and outstanding shares of Sequoia common stock. The Company anticipates that the merger will be consummated during the second quarter of the current fiscal year and will be accounted for using the pooling-of-interests method. Consummation of the merger is subject to several conditions, including effective registration of TMS common shares with the SEC, and approval by Sequoia shareholders.

Set forth below is certain unaudited pro forma financial information with respect to the merger, including an unaudited pro forma condensed balance sheet as of November
30, 1995 and unaudited pro forma condensed statements of operations for the three months ended November 30, 1995 and 1994. The pro forma condensed statements of operations have been prepared on the basis that the merger occurred at the beginning of each interim period presented. The unaudited pro forma results are not necessarily indicative of future
TMS operations.

Pro Forma Condensed Balance Sheet:

                      -------------------------------------------------------
                                          November 30, 1995
                      -------------------------------------------------------
                                                   Pro Forma      TMS/Sequoia
                          TMS        Sequoia      Adjustments       Combined
                      -------------------------------------------------------

Cash                 $  140,915     376,347               0         517,262

Trade accounts
  receivable, net       962,061     199,941               0       1,162,002
Contract service work
  in process            112,495           0               0         112,495
Other current assets    259,774      34,586               0         294,360
                      ----------   ----------    -----------      ----------
Total current assets  1,475,245     610,874               0       2,086,119
                      ----------   ----------    -----------      ----------

Property and
 equipment, net       1,412,949      38,412               0       1,451,361

Capitalized software
  development costs,
   net                  259,827     160,417               0         420,244

Other assets            153,259      17,814         (68,204) (1)    102,869
                      ----------   ----------    -----------      ----------
   Total assets       3,301,280     827,517         (68,204)      4,060,593
                      ==========   ==========    ===========      ==========

Current liabilities     508,862     113,289               0         622,151

Long term debt, net of
  current installments  371,528           0               0         371,528
Other liabilities             0      68,204         (68,204) (1)          0
                      ----------   ----------    -----------      ----------
   Total liabilities    880,390     181,493         (68,204)        993,679
                      ----------   ----------    -----------      ----------

Common stock            423,925     632,086        (449,924) (2)    606,087
Additional paid-in
  capital            10,554,932           0         449,924  (2) 11,004,856
Unamortized deferred
  compensation           (3,034)          0               0          (3,034)
Accumulated (deficit)
  earnings           (8,554,933)     13,938               0      (8,540,995)
                     -----------    ----------    ----------     -----------
Total shareholders'
  equity              2,420,890     646,024               0       3,066,914
                     -----------    ----------    ----------     -----------

Total liabilities
  and shareholders'
   equity          $  3,301,280     827,517         (68,204)      4,060,593
                     ===========   ===========    ==========     ===========

Pro Forma Condensed Statements of Operations:

                                  -------------------------
                                      Three Months Ended
                                         November 30,
                                  -------------------------
                                      1995          1994
                                  -------------------------
Net revenue:
  TMS                           $   1,300,308    1,009,561
  Sequoia                             303,140      206,239
                                   ----------    ----------
                                    1,603,448    1,215,800
                                   ----------    ----------
Operating costs and expenses:
  TMS                               1,097,881      906,878
  Sequoia                             216,352      121,579
                                   ----------    ----------
                                    1,314,233    1,028,457
                                   ----------    ----------
Operating income:
  TMS                                 202,427      102,683
  Sequoia                              86,788       84,660
                                   ----------    ----------
                                      289,215      187,343
Other, net:                        ----------    ----------
  TMS                                  18,310        8,037
  Sequoia                               4,538        2,627
                                   ----------    ----------
                                       22,848       10,664
Net income before tax:             ----------    ----------
  TMS                                 220,737      110,720
  Sequoia                              91,326       87,287
                                   ----------    ----------
                                      312,063      198,007
Income tax expense:                ----------    ----------
  TMS                                       0          750
  Sequoia                              36,530       35,445
                                   ----------    ----------
                                       36,530       36,195
Net income:                        ----------    ----------
  TMS                                 220,737      109,970
  Sequoia                              54,796       51,842
                                   ----------    ----------
Pro forma net income before
  merger costs and expenses           275,533      161,812
Merger costs and expenses,
  net of tax                           99,175 (3)        0
                                   ----------    ----------
Pro Forma net income               $  176,358      161,812
                                   ==========    ==========

(1) Adjustment reflects reduction of TMS non-current deferred tax asset by amount of Sequoia's non-current deferred tax liability.

(2) Adjustment reflects the exchange of Sequoia common shares at November 30, 1995, (1,214,180) for 2.837 shares of TMS common shares, and the resulting increase in additional paid-in-capital. At November 30, 1995, after giving effect to the merger, TMS would have had outstanding 12,121,730 common shares.

(3) During the first quarter, TMS and Sequoia incurred merger costs and expenses of $120,794 ($99,175, net of tax) primarily for legal and accounting fees.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                    RESULTS OF OPERATIONS

Significant growth in revenue and net income, and execution of a definitive merger agreement to acquire Sequoia Computer Corporation (Sequoia) were the most significant items that occurred during the first quarter of fiscal year 1996.

Licensing and royalties revenue for the quarter ended
November 30, 1995 increased by 42.1% over the same quarter last year. During the first quarter of fiscal 1995, licensing and royalties revenue decreased by 13.4% from the first quarter of fiscal 1994, therefore the strong growth in licensing and royalties revenue for the first quarter of 1996 was significant. Document conversion service revenue was $287,185 for the first quarter of 1996 compared to $83,095 for the same period a year ago, an increase of 246%. Net income as a percent of total revenue increased to 11.8% compared to 10.9% for the same quarter a year ago. This increase occurred despite merger costs and expenses of approximately $70,000 related to the Sequoia acquisition.

The Company expects the Sequoia acquisition to be consummated during the second quarter of the current fiscal year. Consummation of the merger is subject to certain conditions, including effective registration of TMS common shares with the SEC and approval by Sequoia shareholders.

Increased revenue and net income for the first quarter, and execution of the definitive merger agreement, are a positive beginning for fiscal 1996.

Revenue
--------
Total revenue for the first quarter of fiscal 1996 was $1,300,308 compared to $1,009,561 for the same quarter of fiscal 1995, an increase of $290,747 or 28.8%. Licensing and royalties revenue for the first quarter increased by $241,281 or 42.1% over licensing and royalties revenue for the first quarter of fiscal 1995. In the first quarter of fiscal 1996, revenue from text products increased by 44.7% over the same quarter last year while revenue from imaging products was up by 42.9% over the fiscal 1995 first quarter.
The increase in licensing and royalties revenue can primarily be attributed to increased unit sales resulting from recent releases of new or enhanced products, and existing customers who expanded their use of the Company's products or completed a product for resale resulting in royalty revenue for the Company.

Software development and document conversion services revenue for the first quarter of fiscal 1996 was $486,504 compared to $437,038 for the first quarter of fiscal 1995, an increase of $49,466 or 11.3%. Software development service revenue declined 44% during the first quarter of 1996 when compared to the same period in fiscal 1995, while document conversion service revenue increased 246%. The decrease in software development service revenue was due to the successful delivery of product to POWERCOM 2000 near the end of fiscal year 1995. Negotiations are currently underway with potential cusomters to help replace software development service revenues previously generated for POWERCOM 2000. Management expects certain of these contracts to be secured by the end of the second quarter, although there can be no assurance as to when or if any of these software development service contracts will be finalized. Based on current projections, second quarter software development service revenue is expected to be comparable to the first quarter of the current fiscal year. The increase in document conversion service revenue is attributable to continued service under the Toro contract that began in the fourth quarter of fiscal 1995 and is expected to continue through the second quarter of the current fiscal year. Revenue from the Toro contract amounted to approximately
$188,000, or 66%, of the first quarter document conversion service revenue. Management is currently seeking other document conversion service opportunities, but there can be no assurance as to when new document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized for Toro.

Operating Costs and Expenses
----------------------------
Operating costs and expenses for the quarter ended November 30, 1995, were $1,164,628 compared to $906,878 for the same quarter in fiscal 1995, an increase of $257,750 or 28.4%. Approximately 60% of the increase was attributable to increased personnel costs. Personnel cost accounted for approximately 60% of the Company's total expenses. At November 30, 1995 the Company employed 61 full-time permanent employees and 58 temporary and part-time employees compared to 50 full-time and 20 temporary and part-time employees at November 30, 1994.

The cost of software development and document conversion services increased due to the increase in document conversion revenue.
The gross profit margin for services for the fiscal 1996 quarter was 22.9% compared to 39.6% for the same quarter of fiscal 1995. This drop in gross profit margin reflects the drop in revenue from software development services during the first quarter of fiscal 1996. Software development service revenue is expected to increase during fiscal 1996, but in the event it does not increase, cost cutting measures will be taken to reduce the cost of services.

The cost of licensing and royalties increased for the first quarter of fiscal 1996 compared to the same period a year ago, due to increased licensing and royalties revenue. The gross profit margins for licensing and royalties were 78% and 75% for the three months ended November 30, 1995 and 1994, respectively. The increase in gross profit margin is primarily attributable to the increase in royalty revenue that essentially results in little or no cost to the Company.

Selling, general and administrative expenses for the fiscal 1996 quarter increased by $128,583 or 29.0% when compared to the first quarter of fiscal 1995. Approximately one-half of the increase was attributable to legal and accounting costs related to the acquisition of Sequoia. The balance of the increase was attributable to increased costs of facilities, insurance, investor relations and the increased operating expenses related to the higher number of employees and increased activity.

Research and development costs for the first quarter of fiscal 1996 decreased $16,869 or 36% from the same period a year ago. The decrease is primarily attributable to the Company focusing it's resources on enhancements to existing products.


Income Taxes
------------
Deferred tax expense of approximately $58,000 for the quarter ended November 30, 1995, was offset by a deferred tax benefit of $58,000 attributable to the reduction in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets. At November 30, 1994, the Company's net deferred tax assets were fully valued, thus no deferred tax expense or benefit was recognized.

                     FINANCIAL CONDITION

Working capital at November 30, 1995 was $966,383 with a current ratio of 2.9:1 compared to $782,752, with a current ratio of 3.0:1, at November 30, 1994. Net cash provided by operations for the three months ended November 30, 1995 was $195,424 compared to net cash used in operations of $2,592 for the three months ended November 30, 1994. The increase in net cash provided by operations is principally the result of increased profitability and higher turnover of accounts receivable. Net cash used in investing activities for the first three months of fiscal 1996 was $99,105 compared to $254,659 for the same period in fiscal 1995. During the first quarter of fiscal 1995 construction was underway on the renovation of the Company's headquarters facilities which was the primary reason for the higher costs last year. During the first quarter of fiscal 1996, the Company capitalized software development costs of $75,824. These costs were incurred to enhance existing products and to complete new products for release.

During the quarter ended November 30, 1995, the Company borrowed $318,000 on its line of credit for short-term working capital needs. The amount borrowed plus the $75,000 outstanding balance at the beginning of the fiscal year was repaid prior to the end of the quarter. At November 30, 1995, the Company's long-term debt was $389,822. Current obligations under the long-term debt total $18,294.

The Company believes net cash provided by operating activities and the operating line of credit of $600,000 will be adequate to meet its current obligations and current operating and capital requirements. The Company expects the $600,000 line of credit to be extended when it matures on October 23, 1996. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, expanded sales staff and adequate promotion of the Company and its products. If the merger with Sequoia Computer Corporation is consummated, combined net cash provided by operating activities and the Company's existing line of credit are expected to be adequate to provide sufficient resources for operations after the merger.

                 PART II - OTHER INFORMATION


Item 5.  Other Information

In November 1995, the Company signed a Merger Agreement to acquire Sequoia Data Corporation, a privately held computer software company. The Merger agreement provides for TMS to issue a maximum of 5.3 million shares for all of the issued and outstanding shares of Sequoia common stock. In addition, holders of Sequoia common stock options at the time of the merger will receive TMS common stock options of corresponding value. The merger is intended to be accounted for using the pooling-of-interest accounting method. Consummation of the Merger is expected to occur during the second quarter of the current fiscal year, but is subject to certain conditions, including effective registration of TMS common shares with the SEC, and approval by Sequoia shareholders.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
The Company filed a report on Form 8-K in October 1995 regarding the Letter of Intent for a plan of merger with Sequoia Data Corporation.

Exhibits

Exhibit No.     Name of Exhibit


         27 Financial Data Schedule as of and for the three month period ending November 30, 1995.

                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: January 9, 1996            By /s/ J. Richard Phillips
                                 Chief Executive Officer

Date: January 9, 1996            By /s/ Dale E. May
                                 Chief Financial Officer