Form 10QSB
period 1996-02-29
TMS INC /OK/
filed 1996-04-09
CIK 835412

             SECURITIES AND EXCHANGE COMMISSION
                   Washington,  D.C. 20549


                         FORM 10-QSB


(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended:     February 29, 1996

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to
   ____________

               Commission File Number  0-18250

                          TMS, Inc.
  (Exact name of small business issuer as specified in its
                          charter)

        OKLAHOMA                                   91-1098155
(State or other jurisdiction of      (I.R.S. EmployerIdentification Number)
incorporation or organization)



                    206 West Sixth Street
                    Post Office Box 1358
                 Stillwater, Oklahoma  74075
          (Address of principal executive offices)
 Issuer's telephone number, including area code: (405) 377-0880


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject ot such filing requirements for the past 90 days.
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                        Outstanding at February 29, 1996
Common stock, par value $.05 per share                8,518,351


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 29, 1996 and August 31, 1995


                                      (Unaudited)
                                      February 29,   August 31,
                                         1996           1995
                                         ----           ----

Cash                                $  182,800       114,189
Trade accounts receivable, net         786,820       912,559
Contract service work in process       227,221        87,187
Deferred income taxes                  225,000       180,000
Other current assets                    91,435        32,050
                                     ---------     ---------
   Total current assets              1,513,276     1,325,985
                                     ---------     ---------

Property and equipment               2,089,080     2,011,271

Accumulated depreciation and
 amortization                         (679,534)     (564,497)
                                     ----------    ----------
   Net property and equipment        1,409,546     1,446,774
                                     ----------    ----------

Capitalized software development
 costs, net                            301,047       204,984
Deferred income taxes                  305,000       140,000
Other assets                            12,339        13,994
                                     ----------    ----------

Total assets                         3,541,208     3,131,737
                                     ==========    ==========


Current liabilities                    483,078       499,044

Long-term debt, net of current
 installments                          366,285       378,265
                                     ---------      ---------
   Total liabilities                   849,363       877,309
                                     ---------      ---------

Common stock                           425,918       420,247
Additional paid-in capital          10,558,212    10,546,914
Unamortized deferred compensation       (2,258)       (3,810)
Accumulated deficit                 (8,290,027)   (8,708,923)
                                    -----------   -----------
   Total shareholders' equity        2,691,845     2,254,428
                                    -----------   -----------

Total liabilities and shareholders'
 equity                            $ 3,541,208     3,131,737
                                    ===========    ==========


See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations
Three and Six Months Ended February 29, 1996 and February 28, 1995


                                               (Unaudited)                (Unaudited)
                                           Three Months Ended          Six Months Ended
                                          1996         1995           1996         1995
                                          ----         ----           ----         ----
Revenue:
  Software development and
   document conversion services       $  431,398       336,621       917,903       773,659
  Licensing and royalties                746,952       667,024     1,560,757     1,239,547
                                       ---------     ---------     ---------     ---------
                                       1,178,350     1,003,645     2,478,660     2,013,206
                                       ---------     ---------     ---------     ---------
Operating costs and expenses:
  Software development and
   document conversion services          329,366       186,508       669,443       408,364
  Cost of licensing and royalties        211,279       148,896       389,147       307,778
 Selling, general and administrative     570,881       450,462     1,187,391       945,623
 Research and development                 17,434        32,100        47,607        63,078
                                       ---------     ---------     ---------     ---------
                                       1,128,960       817,966     2,293,588     1,724,843
                                       ---------     ---------     ---------     ---------

Operating income                          49,390       185,679       185,072       288,363

Other income, net                          5,515         5,830        23,824        13,867
                                       ---------     ---------     ---------     ---------
Income before income taxes                54,905       191,509       208,896       302,230

Income tax benefit                       210,000       318,700       210,000       317,950
                                       ---------     ---------     ---------     ---------
Net income                           $   264,905       510,209       418,896       620,180
                                       =========     =========     =========     =========

Net income per common and common
   equivalent share                  $     0.03          0.06          0.04          0.07
                                       =========     =========     =========     =========
Weighted average common and common
   equivalent shares                   9,611,008     8,975,933     9,497,654     8,999,571
                                       =========     =========     =========     =========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Six Months Ended February 29, 1996 and February 28, 1995



                                                   (Unaudited)
                                               1996            1995
                                               ----            ----
Net cash provided by
   operating activities                  $    361,593         388,187
                                           -----------      ----------

Cash flows from investing activities:
   Purchases of property and equipment        (77,809)       (487,781)
   Capitalized software development
    costs                                    (145,988)        (45,741)
   Proceeds from sale of equipment                  0           1,500
                                            ----------      ----------
   Net cash used in investing activities     (223,797)       (532,022)
                                            ----------      ----------
Cash flows from financing activities:
   Proceeds from long-term debt                     0         100,000
   Repayment of long-term debt                (11,154)              0
   Proceeds from short-term note
    payable                                   468,000               0
   Repayments of short-term note
    payable                                  (543,000)              0
   Issuance of common stock                    16,969          11,320
                                            ----------      ----------
   Net cash (used in) provided by
      financing activities                    (69,185)        111,320
                                            ----------      ----------

Net increase (decrease) in cash                68,611         (32,515)

Cash at beginning of period                   114,189         239,984
                                            ----------      ----------
Cash at end of period                     $   182,800         207,469
                                            ==========      ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements
- ------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K Annual Report for the fiscal year ended August 31, 1995.

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

Income Taxes
- ------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability method of accounting for income taxes.

Income tax benefit of $210,000 for the six months ended February 29, 1996 consisted of deferred tax expense of $46,000 and a decrease in the beginning-of-the-year valuation allowance of $256,000. Income tax benefit of $317,950 for the six months ended February 28, 1995 consisted of deferred tax expense of $180,000, a decrease in the beginning-of-the-year valuation allowance of $500,000, and Federal alternative minimum tax of $2,050.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 29, 1996 and August 31, 1995 are presented below.

                                             (Unaudited)
                                             February 29,      August 31,
                                               1996               1995
                                               ----               ----
Deferred tax assets:
 Net operating loss carryforwards         $   1,658,000        1,760,000
 Tax credit carryforwards                       417,000          417,000
 Employee stock options                         190,000           62,000
 Other                                           29,000           50,000
                                             ----------       ----------
   Total gross deferred tax assets            2,294,000        2,289,000
   Less valuation allowance                   1,608,000        1,864,000
                                             ----------       ----------
   Net deferred tax assets                      686,000          425,000

Deferred tax liabilities:
 Property and equipment                         (42,000)         (69,000)
 Capitalized software costs                    (114,000)         (36,000)
                                             -----------      -----------
Net deferred tax assets                   $     530,000          320,000
                                             ===========      ===========

SFAS No. 109 provides for recognition of deferred tax assets when it is more likely than not that benefits from deferred tax assets will be realized. The Company increased it's deferred tax assets from $320,000 at August 31, 1995 to $530,000 at February 29, 1996. The ultimate realization of these deferred tax assets is dependent upon the Company's ability to generate future taxable income during the period in which temporary differences become deductible.
Management considered the scheduled reversal of temporary differences, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax assets to recognize. In order to fully realize the recorded deferred tax assets, the Company will need to generate approximately $1,400,000 in future taxable income prior to the expiration of the net operating loss and tax credit carryforwards. Taxable income for the six months ended February 29, 1996 approximated $192,000. Taxable income for the years ended August 31, 1995, 1994 and 1993 approximated $313,000, $425,000 and $559,000, respectively.

The $1,608,000 valuation allowance provides for net operating loss and tax credit carryforwards that, as of February 29, 1996, are not expected to be realized prior to expiration. At February 29, 1996, the Company's net operating loss carryforwards and tax credit carryforwards approximated $4,875,000 and $417,000, respectively. These carryforwards expire during the years 1997 through 2004.

Pro Forma Financial Information
- -------------------------------
On November 9, 1995, the Company and Sequoia Data Corporation (Sequoia) signed a merger agreement whereby the Company will merge with Sequoia by issuing a maximum of 5.3 million shares of TMS common stock for all of the issued and outstanding shares of Sequoia common stock and common stock options. The merger was consummated on March 15, 1996 and will be accounted for using the pooling-of-interests method.

Set forth below is certain unaudited pro forma financial information with respect to the merger, including an unaudited pro forma condensed balance sheet as of February
29, 1996 and unaudited pro forma condensed statements of operations for the three and six months ended February 29, 1996 and February 28, 1995. The pro forma condensed balance sheet has been prepared on the basis that the merger occurred on February 29, 1996. The pro forma condensed statements of operations have been prepared on the basis that the merger occurred at the beginning of the earliest interim period presented. The unaudited pro forma results are not necessarily indicative of the Company's future operations.

Pro Forma Condensed Balance Sheet:

                                        February 29, 1996
                                          (Unaudited)


                            TMS      Sequoia     Pro Forma      TMS/Sequoia
                                                Adjustments      Combined

Cash and equivalents   $   182,800     297,760             0       480,568
Trade accounts
 receivable, net           786,820     339,685       (11,920)(1) 1,114,585
Contract service work
 in process                227,221           0       (11,445)(1)   215,776
Deferred income
 taxes                     225,000           0       (28,343)(2)   196,657
Other current assets        91,435       9,317             0       100,752
                         ----------   ---------     ---------    ---------
Total current assets     1,513,276     646,770       (51,708)    2,108,338
                         ----------   ---------     ---------    ---------
Property and
 equipment, net          1,409,546      38,943             0     1,448,489
Capitalized software
development costs,
 net                       301,047     117,370             0       418,425
Deferred income taxes      305,000           0       (46,951)(2)   258,049
Other assets                12,339      20,408             0        32,747
                         ---------    --------       --------    ---------
  Total assets           3,541,208     823,499       (98,659)    4,266,048
                         =========    ========       ========    =========

Current liabilities        483,078      96,180       (51,708)      527,550
Long term debt, net
 of current
 installments              366,285           0             0       366,285
Other liabilities                0      46,951       (46,951)            0
                         ---------    --------      ---------     --------
   Total liabilities       849,363     143,131       (98,659)      893,835
                         ---------    --------      ---------     --------

Common stock               425,918     632,086      (449,924)      608,080
Additional paid-in
 capital                10,558,212           0       449,294    11,008,136
Unamortized deferred
 compensation               (2,258)          0             0        (2,258)
Accumulated (deficit)
 earnings               (8,290,027)     48,282             0    (8,241,745)
                       ------------   --------      ---------   -----------
  Total shareholders'
   equity                2,691,845     680,368             0     3,372,213
                       ------------   --------      ---------   -----------
Total liabilities
 and shareholders'
 equity               $  3,541,208     823,499       (98,659)    4,266,048
                      ============     =======       ========    =========

Pro Forma Condensed Statements of Operations:

                                         (Unaudited)
                                      Three Months Ended
                                           February

                                      1996          1995
                                      ----          ----
Net revenue:
  TMS                           $  1,178,350      1,003,645
  Sequoia                            287,837        211,689
  Pro forma adjustments              (23,365)(1)          0
                                   ----------     ---------
                                   1,442,822      1,215,334
                                   ----------     ---------
Operating costs and expenses:
  TMS                              1,128,960        817,966
  Sequoia                            234,983        134,013
  Pro forma adjustments              (23,365)             0
                                   ----------     ---------
                                   1,340,578        951,979
                                   ----------     ---------
Operating income:
  TMS                                 49,390        185,679
  Sequoia                             52,854         77,676
                                   ---------      ---------
                                     102,244        263,355
                                   ---------      ---------
Other, net:
  TMS                                  5,515         5,830
  Sequoia                              4,148          (407)
                                   ---------      ---------
                                       9,663         5,423
                                   ---------      ---------
Income before income tax:
  TMS                                 54,905       191,509
  Sequoia                             57,002        77,269
                                   ---------      --------
                                     111,907       268,778
                                   ---------      --------
Income tax benefit (expense):
  TMS                                210,000       318,700
  Sequoia                            (22,658)      (31,378)
                                   ---------      --------
                                     187,342       287,322
                                   ---------      --------
Net income:
  TMS                                264,905       510,209
  Sequoia                             34,344        45,891
                                   ---------      --------
Pro forma net income             $   299,249       556,100
                                   =========      ========
Pro forma net income per common
 and common equivalent share     $      .02           .04
                                   =========      ========
Pro forma weighted average
 common and common
 equivalent shares                14,333,286    12,648,869
                                  ==========    ==========

                                          (Unaudited)
                                       Six Months Ended
                                           February

                                      1996          1995
Net revenue:
  TMS                             $ 2,478,660    2,013,206                                                  06
  Sequoia                             590,976      417,928
  Pro forma adjustments               (23,365)(1)        0
                                   -----------   ---------
                                    3,046,271    2,431,134
                                   -----------   ---------
Operating costs and expenses:
  TMS                               2,293,588    1,724,843
  Sequoia                             505,382      255,592
  Pro forma adjustments               (23,365)           0
                                   -----------   ---------
                                    2,775,605    1,980,435
                                   -----------   ---------
Operating income:
  TMS                                 185,072      288,363
  Sequoia                              85,594      162,336
                                   ----------    ---------
                                      270,666      450,699
                                   ----------    ---------
Other, net:
  TMS                                  23,824       13,867
  Sequoia                               8,687        2,220
                                   ----------     --------
                                       32,511       16,087
                                   ----------     --------

Income before income tax:
  TMS                                 208,896      302,230
  Sequoia                              94,281      164,556
                                   ----------     --------
                                      303,177      466,786
                                   ----------     --------
Income tax benefit (expense):
  TMS                                 210,000      317,950
  Sequoia                             (37,569)     (66,823)
                                   ----------     --------
                                      187,342      251,127
                                   ----------     --------
Net income:
  TMS                                 418,896      620,180
  Sequoia                              56,712       97,733
                                   ----------     --------
Pro forma net income             $    475,608      717,913
                                   ==========     ========

Pro forma net income per common
 and common equivalent share     $       .03          .06
                                   ==========     ========
Pro forma weighted average
 common and common
 equivalent shares                 14,003,507   12,674,745
                                   ==========   ==========

______________________________
1. Adjustment reflects elimination of intercompany software development services and related receivables and payables.

2. Adjustment reflects the reduction of TMS' current and non-current deferred tax assets by Sequoia's current and non-current deferred tax liabilities.

3. Adjustment reflects the exchange of Sequoia common shares at February 29, 1996, (1,284,180), for 2.837 shares of TMS common shares, and the resulting increase in additional paid-in-capital. At February 29, 1996, after giving effect to the merger, TMS would have had outstanding
    12,161,570 common shares.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                    RESULTS OF OPERATIONS

The Company realized growth in total revenue for the three and six month periods ended February 29, 1996, as compared to the same periods a year ago. Revenue growth was more than offset by increased operating costs and expenses, which contributed to the decline in net income for the three and six month periods ended February 29, 1996. Operating costs and expenses for the first six months of 1996 increased over the same period in 1995 primarily because of increases in the number of personnel, selling and marketing activities, and significant non-recurring professional costs related to the merger with Sequoia Data Corporation (Sequoia). The merger with Sequoia was consummated on March 15, 1996. Net income for the period ended February 29, 1996, was also impacted by the recognition of $210,000 in deferred tax benefits during the second quarter. The Company recognized $320,000 in deferred tax benefits during the second quarter of fiscal 1995. The deferred tax benefits in both years are a positive indication that the Company will, more likely than not, utilize a portion of the net operating loss carryforwards to offset future taxable income, and accordingly, will not pay significant amounts of income taxes for the forseeable future.


Revenue
- -------
Total revenue for the second quarter of fiscal 1996 was $1,178,350 compared to $1,003,645 for the same quarter of fiscal 1995, an increase of $174,705 or 17%. Total revenue for the first six months of fiscal 1996 increased 23% to $2,478,660 as compared to the $2,013,206 reported for the same period in fiscal 1995.

Licensing and royalties revenue, when compared to fiscal 1995, increased $79,928, or 12%, for the second quarter of fiscal 1996 and $321,210, or 26%, for the first six months of fiscal 1996. The growth in licensing and royalties is attributable to increased revenue from the Company's imaging products. Revenue from the Company's imaging products increased 30% to $680,377 for the second quarter of fiscal 1996, and increased 36% to $1,321,377 for the first six months of fiscal 1996, when compared to the same periods in fiscal 1995. Increased unit sales resulting from recent releases of new or enhanced imaging products, and existing customers who expanded their use of the Company's products or completed a product for resale resulting in royalty revenue for the Company, are the primary factors which contributed to increased revenue from imaging products. Revenue from the Company's text products decreased 53% to $66,576 for the second quarter of fiscal 1996, and decreased 7% to $247,879 for the first six months of fiscal 1996, when compared to the same periods in fiscal 1995. Increased competition and the Company's emphasis on imaging technology are the primary factors which have contributed to the decline in text revenue.

Software development and document conversion service revenue for the second quarter of fiscal 1996 was $431,398 compared to $336,621 for the second quarter of fiscal 1995, an increase of $94,777 or 28%. For the first six months of fiscal 1996 service revenue was $917,903 compared to $773,658 for the first six months of fiscal 1995, an increase of $144,244 or 18%. Software development service revenue declined 40% for the second quarter of fiscal 1996 and 42% for the first six months of fiscal 1996, when compared to the same periods in fiscal 1995. Document conversion service revenue increased 246% for both the second quarter and first six months of fiscal 1996, when
compared to the same periods in fiscal 1995.   The decrease
in software development service revenue was due to the successful delivery of product to POWERCOM 2000 near the end of fiscal year 1995. Negotiations are currently underway with potential customers to help replace software development service revenues previously generated for POWERCOM 2000. Management expects certain of these contracts to be secured early in the third quarter of the current fiscal year, although there can be no assurance as to when or if any of these software development service contracts will be finalized. If the aforementioned negotiations are not successful or other new contracts can not be secured, revenue from software development services is expected to continue to decline. Management is prepared to take the appropriate cost cutting measures in the event that software development service revenues do not increase. The increase in document conversion service revenue is attributable to continued service under the Toro contract that began in the fourth quarter of fiscal 1995 and continued through the second quarter of the current fiscal year. Revenue from the Toro contract amounted to approximately $121,000 or 44%, of the second quarter document conversion service revenue, and $309,000 or 55% of document conversion service revenue for the first six months. Services under the Toro contract were substantially completed during March of the current fiscal year. Management increased document conversion marketing activities during the second quarter in an effort to obtain new service opportunities. Although certain document conversion contracts have been secured, they will not replace the level of revenue that was recognized for Toro and there can be no assurance as to when additional document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized for Toro. Management is prepared to take the appropriate cost cutting measures to offset a significant decline in document conversion service revenue.


Operating Costs and Expenses
- ----------------------------
Total operating costs and expenses for the quarter ended February 29, 1996, were $1,128,960 compared to $817,966 for the same quarter in fiscal 1995, an increase of $310,994 or 38%. For the first six months of fiscal 1996, total operating costs and expenses increased 33% to $2,293,588 from $1,724,843 reported for the first six months of fiscal 1995. Personnel costs accounted for approximately 56% of the total increase for the second quarter and 58% of the increase for the first six months. At February 29, 1996 the Company employed 60 full-time permanent employees and 52 temporary and part-time employees compared to 53 full-time and 18 temporary and part-time employees at February 28, 1995. The increase in temporary and part-time employees is directly related to the increase in document conversion service revenue generated during the first six months of the current fiscal year.

The cost of software development and document conversion services increased primarily because of the additional resources necessary to satisfy requirements under document conversion contracts. The gross profit margin for services for the fiscal 1996 second quarter was 24% compared to 45% for the same quarter of fiscal 1995. The gross profit margin for services for the first six months of fiscal 1996 was 27% compared to 47% for the first six months of 1995. This drop in gross profit margin reflects the change in the mix of software development versus document conversion service activities. Document conversion service activities have historically generated profit margins of 20% to 25%, whereas software development service margins generally range from 35% to 40%. Accordingly, the decrease in software development service revenue has had the greatest impact on the total gross profit margin for services.

The cost of licensing and royalties increased for both the second quarter and first six months of fiscal 1996, compared to the same periods a year ago, due to increased licensing and royalties revenue. The gross profit margins for licensing and royalties were 72% and 78% for the three months ended February 29, 1996 and February 28, 1995, respectively. For the first six months of both fiscal 1996 and fiscal 1995, the gross profit margins for licensing and royalties were 75%. Fluctuations in gross profit margins primarily result from the mix of product versus royalty revenue reported, as royalties essentially result in little or no cost to the Company.

Selling, general and administrative expenses for the second quarter of fiscal 1996 increased $120,419 or 27% when compared to the second quarter of fiscal 1995. For the first six months of fiscal 1996, selling, general and administrative expenses increased $241,768, or 26% over the same period in fiscal 1995. Non-recurring professional fees related to the recent merger with Sequoia, accounted for approximately 34% of the increase for the second quarter and 44% of the increase for the first six months. The merger with Sequoia was finalized on March 15, 1996, thus non-recurring professional fees should significantly decline during the third quarter. The balance of the increases for both the second quarter and first six months of fiscal 1996 was attributable to increased costs of facilities, advertising, investor relations and the increased operating expenses related to the higher number of employees and increased sales activity.

Research and development costs for the second quarter and first six months of fiscal 1996 were minimal as the Company continued to focus it's resources on new products and significant enhancements to existing products that were capitalized for financial accounting and reporting purposes. During the first six months of fiscal 1996 and 1995, the Company capitalized software development costs of $145,988 and $45,741, respectively.

Income Taxes
- ------------
The Company recognized deferred tax benefits of $210,000 and $320,000, during the second quarters of both fiscal 1996 and fiscal 1995, respectively. These deferred tax benefits, and related deferred tax assets, are a positive indication that the Company will, more likely than not, be able to utilize a portion of the previously generated net operating losses to offset future taxable income. For further discussion of deferred income taxes, see "Income Taxes" in the notes to the condensed financial statements.

Net Income
- ----------
Net income for the second quarter of fiscal 1996 was $264,905 compared to $510,209 for the second quarter of fiscal 1995, a decrease of $245,304 or 48%. For the first six months of fiscal 1996, net income decreased 32% to $418,896 compared to $620,180 for the same period in 1995. The non-recurring merger costs and the lower deferred tax benefit recognized in fiscal 1996 were the primary factors that caused a decline in net income compared to fiscal 1995.

               FINANCIAL CONDITION

Working capital at February 29, 1996 was $1,030,198 with a current ratio of 3.1:1 compared to $826,941, with a current ratio of 2.7:1, at August 31, 1995. Net cash provided by operations for the six months ended February 29, 1996 was $361,593 compared to $388,187 for the six months ended February 28, 1995. Despite lower profitability for the first six months of 1996, cash flows from operations remained comparable with the first six months of 1995 as a result of higher turnover of receivables. Net cash used in investing activities for the first six months of fiscal 1996 was $223,797 compared to $532,022 for the same period in fiscal 1995. During the first six months of fiscal 1995 construction was underway on the renovation of the Company's headquarters facilities which was the primary reason for the higher costs last year.

During the six months ended February 29, 1996 the Company borrowed $468,000 on its line of credit for short-term working capital needs. The amount borrowed plus the $75,000 outstanding balance at the beginning of the fiscal year were repaid prior to the end of the quarter. At February 29, 1996, the Company's long-term debt was $384,957. Current obligations under the long-term debt total $18,672.

The Company believes net cash provided by operating activities and the operating line of credit of $600,000 will be adequate to meet its current obligations and current operating and capital requirements. The Company expects the $600,000 line of credit to be extended when it matures on October 23, 1996. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The Company's long-term needs include funding for increased product development, expanded sales staff and adequate promotion of the Company and its products. The combined net operating cash flow for the Company and Sequoia, and the Company's existing line of credit, are expected to be adequate to provide sufficient resources for operations after the merger.


                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its annual meeting of shareholders on January 19, 1996.

b) The following matters were voted upon at the annual meeting:
        1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                           Affirmative          Votes Withheld
Dana R. Allen               7,574,246               12,177
Doyle E. Cherry             7,122,023               16,700
J. Richard Phillips         7,579,523                6,900
James R. Rau, M.D.          7,122,023               16,700
Maxwell Steinhardt          7,579,723                6,700
Marshall C. Wicker          7,121,398               17,325

     2)   The shareholders ratified the appointment of KPMG Peat
          Marwick LLP as independent public accountants for 1996.
          Affirmative votes were 7,549,155; negative votes were 16,132; and abstentions were 21,236.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
- -------------------
The Company filed a report on Form 8-K on April 1, 1996 regarding the merger of Sequoia Computer Corporation with and into SCC Acquisition Corp., a wholly-owned subsidiary of the Company.


Exhibits

Exhibit No.     Name of Exhibit

        27 Financial Data Schedule as of and for the three and six month periods ending February 29, 1996.


                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: April 8, 1996              /s/ Maxwell Steinhardt
                                     Chief Executive Officer

Date: April 8, 1996             /s/ Dale E. May
                                    Chief Financial Officer