Form 10QSB
period 1996-05-31
TMS INC /OK/
filed 1996-07-15
CIK 835412

            U.S.SECURITIES AND EXCHANGE COMMISSION
                   Washington,  D.C. 20549


                         FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:                   May 31, 1996

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

   For the transition period from ____________ to ____________

                     Commission File Number  0-18250

                                TMS, Inc.
    (Exact name of small business issuer as specified in its charter)

        OKLAHOMA                                       91-1098155
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)



                    206 West Sixth Street
                    Post Office Box 1358
                 Stillwater, Oklahoma  74075
          (Address of principal executive offices)
 Issuer's telephone number, including area code: (405) 377-0880


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at May 31, 1996
Common stock, par value $.05 per share                    12,284,744


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Consolidated Condensed Balance Sheets
May 31, 1996 and August 31, 1995



                                   May 31,         August 31,
                                    1996             1995
                                    ----             ----
                                  (Unaudited)
                                  -----------
Cash and cash equivalents        $  405,490         404,238
Trade accounts receivable, net    1,131,952       1,143,537
Contract service work in process    138,509          87,187
Deferred income taxes               199,602         207,623
Other current assets                 99,115          45,750
                                 ------------    ------------
   Total current assets           1,974,668       1,888,335

Property and equipment, net       1,464,433       1,483,107
Capitalized software development
   costs, net                       483,271         339,562
Deferred income taxes               294,898          76,796
Other assets                         34,534          31,563
                                 ------------    ------------

Total assets                     $4,251,804       3,819,363
                                 ============    ============

Current liabilities              $  535,432         563,014

Long-term debt, net of current
   installments                     361,085         378,265
                                 ------------    ------------

   Total liabilities                896,517         941,279
                                 ------------    ------------

Common stock                        622,262         602,408
Additional paid-in capital       11,097,778      10,996,839
Unamortized deferred compensation    (1,481)         (3,810)
Accumulated deficit              (8,363,272)     (8,717,353)
                                 ------------    ------------
   Total shareholders' equity     3,355,287       2,878,084
                                 ------------    ------------


Total liabilities and
   shareholders' equity           4,251,804       3,819,363
                                 ============    ============

See accompanying notes to consolidated
 condensed financial statements.

TMS, Inc.
Condensed Statements of Operations
Three and Nine Months Ended May 31, 1996 and 1995

                                   Three Months Ended      Nine Months Ended
                                    1996          1995     1996         1995
                                    ----          ----     ----         ----
                                        (Unaudited)            (Unaudited)
                                        -----------            -----------

Revenue:
  Software development and
   document conversion services $  449,084     518,582  1,440,442   1,292,240
  Licensing and royalties          697,105     758,112  2,777,003   2,415,588
                                -----------  ---------- ----------  ----------
                                 1,146,189   1,276,694  4,217,445   3,707,828
                                -----------  ---------- ----------  ----------
Operating costs and expenses:
  Software development and
   document conversion services    308,665     230,766  1,028,312     639,130
  Cost of licensing and royalties  218,834     180,370    679,784     511,788
 Selling, general and
   administrative                  759,260     669,101  2,331,845   1,846,677
 Research and development           22,786      20,575     70,394      83,653
                                -----------  ---------- ----------  ----------
                                 1,309,545   1,100,812  4,110,335   3,081,248
                                -----------  ---------- ----------  ----------

Operating income (loss)           (163,356)    175,882    107,110     626,580

Other income, net                    5,181       8,350     37,692      24,437
                                -----------  ---------- ----------  ----------

Income (loss) before income taxes (158,175)    184,232    144,802     651,017

Income tax benefit (expense)        36,849     (38,391)   209,280     212,736
                                -----------  ---------- ----------  ----------
Net income (loss)               $ (121,326)    145,841    354,082     863,753
                                ============ ========== ==========  ==========

Net income (loss) per common
  and common equivalent share   $    (0.01)       0.01       0.03        0.07
                                ===========  ========== ==========  ==========

Weighted average common and
  common equivalent shares      12,284,744  13,236,628 13,943,542   12,862,869
                                ==========  ========== ==========   ==========

See accompanying notes to consolidated
  condensed financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Nine Months Ended May 31, 1996 and 1995




                                           1996             1995
                                           ----             ----
Net cash provided by operating
   activities                          $  415,846         683,423
                                       -----------       ---------

Cash flows from investing activities:
   Purchases of property and equipment   (164,944)       (755,542)
   Proceeds from sale of short-term
     investment                                 0          78,043
   Capitalized software
     development costs                   (278,422)       (193,830)
   Patent costs                            (4,627)         (6,493)
   Proceeds from sale of equipment          3,635           1,500
                                       -----------       ---------
   Net cash used in investing
     activities                          (444,358)       (876,322)
                                       -----------       ---------

Cash flows from financing activities:
   Proceeds from long-term debt                 0         250,000
   Repayment of long-term debt            (16,030)         (4,869)
   Proceeds from short-term note payable  468,000               0
   Repayments of short-term note payable (543,000)              0
   Issuance of common stock               120,794          30,946
                                       -----------       ---------
   Net cash provided by
      financing activities                 29,764         276,077
                                       -----------       ---------
Net increase in cash                        1,252          83,178

Cash at beginning of period               404,238         285,059
                                       -----------       ---------
Cash at end of period                  $  405,490         368,237
                                       ===========       =========

Supplemental cash flow information:
   Cash paid for interest              $   20,538           2,817
                                       ===========       =========

   Cash paid for taxes                 $        0               0
                                       ===========       =========

See accompanying notes to consolidated
  condensed financial statements.

TMS, Inc.
Notes to Condensed Financial Statements
May 31, 1996 and 1995


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

Income Taxes
- ------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability method of accounting for income taxes. SFAS No. 109 provides for recognition of deferred tax assets when it is more likely than not that benefits from deferred tax assets will be realized. The Company increased net deferred tax assets from approximately $284,500 at August 31, 1995 to approximately $520,000 at February 29, 1996. There was no significant change in the deferred tax assets during the quarter ended May 31, 1996. The ultimate realization of these deferred tax assets is dependent upon the Company's ability to generate future taxable income during the period in which temporary differences become deductible. Management considered the scheduled reversal of temporary differences, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax assets to recognize.

Net Income (Loss)Per Common and Common Equivalent Share
- -------------------------------------------------------
Common stock equivalents were not considered in the weighted average number of common shares for the three months ended May 31, 1996, since their effect on loss per common share was antidilutive.

Merger with Sequoia Data Corporation
- ------------------------------------
On November 9, 1995, the Company and Sequoia Data
Corporation (Sequoia) signed a merger agreement providing for the Company's merger with Sequoia by issuing a maximum of 5.3 million shares of TMS common stock for all of the issued and outstanding shares of Sequoia common stock and common stock options. The merger was consummated on March 15, 1996, with the issuance of 3,643,219 shares of Company common stock and has been accounted for using the pooling-of-interests method.

Accordingly, results of operations and cash flows for the three months and nine months ended May 31, 1996, are presented as if the Company and Sequoia had been combined as of the beginning of each respective period. Also, the August 31, 1995 balance sheet, results of operations and cash flows for the three months and nine months ended May 31, 1995 have been restated on a combined basis to furnish comparative information.

Revenue and net income for the Company and Sequoia for the periods before the merger was completed as follows:

                           Six Months        Three Months      Nine Months
                             Ended              Ended             Ended
                         Feb. 29, 1996       May 31, 1995      May 31, 1995
                        ----------------------------------------------------
Revenue:
   TMS                     $2,478,660         1,020,457         3,033,663
   Sequoia                    590,976           256,237           674,165
   Elimination of
    Intercompany Revenue      (23,365)                0                 0
                           -----------        ----------        ----------
                           $3,046,271         1,276,694         3,707,828
                           ===========        ==========        ==========

Net Income:
   TMS                     $  418,896            91,813           711,992

   Sequoia                     56,712            54,028           151,761
                           -----------        ----------        ----------
                           $  475,608           145,841           863,753
                           ===========        ==========        ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    RESULTS OF OPERATIONS

Revenue for the three months ended May 31, 1996 declined when compared to the same three month period last year. For the nine months ended May 31, 1996, revenue increased when compared to the nine month period ended May 31, 1995. Operating costs and expenses increased for both the three months and nine months ended May 31, 1996. The decrease in revenue and increase in operating costs and expenses for the 1996 quarter resulted in a loss for the quarter.
The merger with Sequoia Computer Corporation was completed on March 15, 1996.

Revenue
- -------
Revenue for the third quarter of fiscal 1996 was $1,146,189 compared to 1,276,694 for the same quarter of fiscal 1995, a decrease of $130,505 or 10.2%. Revenue for the nine months ended May 31,1996 was $4,217,445 compared to $3,707,828 for the nine month period of fiscal 1995, an increase of $509,617 or 13.7%. Software development and document conversion services revenue for the 1996 quarter was $449,084 compared to $518,582 for the 1995 quarter a decrease of $69,498 or 13.4%. Revenue from these services for the nine month period of fiscal 1996 was $1,440,442 compared to $1,292,240 for the 1995 nine month period an increase of $148,202 or 11.5%. Software development services for the 1996 quarter and nine months decreased by 43.8% and 35.3% respectively when compared to the comparable 1995 periods. Document conversion services for the 1996 quarter and nine months increased by 79.7% and 172.7% respectively compared to 1995. The increase in the nine month revenue may be attributed to the Toro Company project that was completed during the third quarter. Document conversion services revenue for the third quarter declined approximately 20% from the second quarter level because the Toro project was completed. Software development services which have shown decreases from a year ago for the past two quarters, because of the completion of the POWERCOM 2000 project, are expected to make significant improvement in the fourth quarter. Subsequent to May 31, 1996, several contracts were closed and there is currently a backlog of approximately $800,000. The current backlog includes a contract with Learjet, Inc. with the work expected to be spread over approximately six months. With the current document conversion services backlog and ongoing projects, management expects document conversion services to equal and possibly exceed the third quarter level.

Licensing and royalties revenue for the 1996 quarter were $697,105 compared to $758,112 for the 1995 quarter, a decrease of 8%. Licensing and royalties revenue for the first nine months of fiscal 1996 was $2,777,003 compared to $2,415,588 for the first nine months of fiscal 1995 an increase of $361,415 or 15%. For the 1996 quarter, revenue from imaging products decreased by 5.9% while revenue from text products decreased by 18.2%. For the 1996 nine month period, imaging revenue increased by 19.7% and revenue from text products decreased by 10.3%. The decrease in imaging revenue for the third quarter may be attributed to competitive pressures both in pricing and product functionality. The Company is enhancing current products and continues to release new products to deal with competition. The Company develops and enhances products based upon the needs of its customers but there is no assurance that the products will find wide spread acceptance. During the quarter the Company began shipment of the Inter/Intra-net viewing product, ViewDirector Imaging Plug-in for Netscape Navigator. Management expects revenue from imaging products to increase significantly in the fourth quarter. However, license and royalty revenue is difficult to forecast because of factors such as the size and timing of individual license transactions, changes in customer budgets and deployments of units incorporating TMS software, and general economic conditions. Text products for the 1996 quarter and nine month period decreased by 18.2% and 10.3% respectively when compared to the same periods of fiscal 1995. Revenue from text products, expressed as a percent of total licensing and royalty revenue was 13.5% and 12.3% for the 1996 quarter and nine month period compared to 15.3% and 15.8% for the same periods of fiscal 1995. This decline in revenue from text products is expected to continue as the Company focuses on imaging products. The text products are important to the Company and was a factor in the Company recently securing the Learjet service contract.


Operating Costs and Expenses
- ----------------------------
Total operating costs and expenses for the quarter ending May 31, 1996 were $1,309,545 compared to $1,100,812 for the same quarter last year an increase of $208,733 or 19%. For the 1996 nine month period, operating costs and expenses were $4,110,335 compared to $3,081,248, an increase of $1,029,087 or 33.4%. The gross profit margin for software development and document conversion services for the 1996 quarter and nine month period was 31.3% and 28.6% respectively. This compares to a gross profit margin for the 1995 quarter and nine months of 55.5% and 65.2% respectively. This decline in the gross profit margin is attributable to the decline in software development service revenue in the 1996 quarter of 43.8% and 35.3% in the nine month period. During the first and second quarters of fiscal 1996, when service revenue was declining due to completion of the POWERCOM 2000 project, management did not reduce personnel because of optism about the outlook for substantial service contracts. Susequent to May 31, 1996, the Company was awarded several contracts that utilizes all of service personnel and additional personnel are being recruited. During this time when service revenue was down, there was a focus on training, including the Mircrosoft Solutions Provider program. Several staff members achieved certification as a Microsoft Solution Provider. During this time, resources were also shifted from services to software development which resulted in an increase in cost of licensing and royalties for the both the 1996 quarter and nine months. A greater percentage of total services revenue consisted of document conversion services which had the effect of lowering gross profits from software development and document conversion services. General and administrative expenses for the 1996 quarter and nine months increased by 37.7% and 44.3% over fiscal 1995, reflecting the transaction cost of the recent merger. Selling and marketing expenses for the third quarter of 1996 decreased by 3.4% and for the first nine months of 1996 increased by 12%. During the first nine months of fiscal 1996 and 1995 the Company capitalized software developments costs of $278,422 and $193,830 respectively.

Income Taxes
- ------------
During the third quarter of 1996, the Company recognized deferred income tax benefits of $36,800 compared to income tax expense of $38,390 for the same quarter of 1995. These deferred tax benefits, and related deferred tax assets, are a positive indication that the Company will, more likely than not, be able to utilize a portion of the previously generated net operating losses to offset future taxable income.

Net Income
- ----------
Net loss for the third quarter of fiscal 1996 was $121,326 compared to net income of $145,841 for the third quarter of fiscal 1995. For the first nine months of fiscal 1996 net income was $354,082 compared to $863,753, a decrease of $509,671 or 59%. For the nine months, the decline in software development services of $353,833 and the non-recurring costs of the merger were the principal cause of the decline in net income when compared to the first nine months of fiscal 1995.




                     FINANCIAL CONDITION

Working capital at May 31, 1996 was $1,439,236 with a current ratio of 3.6:1 compared to $1,321,325 with a current ratio of 3.4:1 at August 31, 1995. Net cash provided by operating activities for the nine months ended May 31, 1996 was $415,846 compared to $683,423 for the nine months ended May 31, 1995. Lower profitability is the primary cause for the reduction in cash provided by operating activities. Net cash provided by financing activities for the first nine months of 1996 and 1995 was $29,764 and $276,077 respectively. The principal cause for this change was the proceeds from long-term debt of $250,000 obtained during the
1995 nine month period to fund the renovation of   the
Company's headquarters in Stillwater, Oklahoma. Net cash used in investing activities for the first nine months of fiscal 1996 was $444,358 compared to $876,322. The renovation of the Company's headquarters facilities was the primary cause of this difference.

During the nine months ended May 31, 1996, the Company borrowed $468,000 on its line of credit for short-term working capital needs. The amount borrowed plus the $75,000 outstanding balance at the beginning of the fiscal year were repaid prior to the third quarter. At May 31, 1996, the Company's long-term debt was $380,081. Current obligations under the long-term debt total $18,996.

Management believes net cash provided by operating activities and the operating line of credit of $600,000 will be adequate to meets its current obligations and current operating and capital requirements. The Company expects the $600,000 line of credit to be extended when it matures October 23, 1996. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The Company's long-term needs include funding for increased product development, expanded sales staff and adequate promotion of the Company and its products.


Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K. On April 1, 1996, the registrant filed a report on Form 8-K (the "8-K") reporting the merger
("the merger") of its wholly owned subsidiary, SCC
Acquisition Corporation, an Oklahoma corporation ("SAC") with and into Sequoia Computer Corporation, a California corporation ("Sequoia"). The merger was reported under "Item 2. Acquisition or Disposition of Assets."

    The following financial statements of Sequoia were submitted with the 8-K:

     1.  Independent Auditors' Report.

     2. Balance sheets as of November 30, 1995 (Unaudited), and August 31, 1995 and 1994.

     3. Statements of Earnings, Three Months Ended November 30, 1995 and 1994 (Unaudited), and Years Ended August 31, 1995 and 1994.

     4. Statements of Shareholders' Equity, Three Months Ended November 30, 1995 (Unaudited), and years Ended August 31, 1995 and 1994.

     5. Statements of Cash Flows, Three Months Ended November 30, 1995 and 1994 (Unaudited), and Years Ended August 31, 1995 and 1994.

     6.  Notes to Financial Statements.

    The following pro forma financial statements were submitted with the 8-K:

     1.  Unaudited Pro Forma Combined Balance Sheet as of November 30, 1995.

     2. Unaudited Pro Forma Combined Statement of Operations for the Three Months Ended November 30, 1995.

     3. Unaudited Pro Forma Combined Statement of Operations for the Year Ended August 31, 1995.

     4. Unaudited Pro Forma Combined Statement of Operations for the Year Ended August 31, 1994.

     5. Unaudited Pro Forma Combined Statement of Operations for the Year Ended August 31, 1993.

     6.  Notes to Unaudited Pro Forma Combined Financial Statements.








                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date:        June 12, 1996
                                /s/ Maxwell Steinhardt
                                    Chief Executive Officer

Date:        June 12, 1996
                                /s/ Dale E. May
                                    Chief Financial Officer