Form 10KSB
period 1996-08-31
TMS INC /OK/
filed 1996-10-31
CIK 835412

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		     For the fiscal year ended August 31, 1996


			  Commission File Number: 0-18250

				    TMS, Inc.
	      (Exact name of registrant as specified in its charter)

	    Oklahoma                                           91-1098155
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

	206 West 6th Avenue
	    P.O. Box 1358
	Stillwater, Oklahoma, 74076                       405/377-0880
 (Address of Principal Executive Offices)    (Registrant's Telephone Number)

		  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
					    None

		  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
				 Common Stock, $.05 par value
				       (Title of Class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
				       YES_X_  NO___

	Indicate by check mark if disclosure of delinquent filers pursuant to
	Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
				       YES___  NO_X_

The issuer's revenues for its most recent fiscal year were $5,612,576

Aggregate market value of voting stock held by nonaffiliates as of October 22, 1996: $7,765,828

Number of shares outstanding of each of the Registrant's classes of common stock, as of October 22, 1996:

		       Common Stock, $.05 par value:  13,297,604

			  Documents Incorporated By Reference

Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

	The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on January 17, 1997 is incorporated by reference in
Part III, Items 9, 10, 11, and 12.

Transitional Small Business Disclosure Format:   YES___ NO _X_




			TMS, Inc. and Subsidiary (dba TMSSequoia)


					FORM 10-KSB

			For the fiscal year ended August 31, 1996

				    TABLE OF CONTENTS



								                                                      PAGE
PART I                                                           1

	Item 1.         Business                                        1
	Item 2.         Properties                                      8
	Item 3.         Legal Proceedings                               8
	Item 4.         Submission of Matters to a Vote of
			                Security Holders                              8


PART II                                                          8
	Item 5.         Market for Registrant's Common Equity
			               and Related Stockholder Matters                8
	Item 6.         Management's Discussion and Analysis
			               of Financial Condition and Results
			               of Operations                                  9
	Item 7.         Consolidated Financial Statements              11
	Item 8.         Changes In and Disagreements With
			               Accountants on Accounting and
			               Financial Disclosure                          12


PART III                                                        12
	Item 13.        Exhibits and Reports on Form 8-K               12


Signatures                                                      13

Index to Consolidated Financial Statements and Financial
  Statement Schedule                                           F-1


Companies and products named in this document may be trademarks of the respective companies with which they are associated.

PART 1

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS


	On March 15, 1996, the Company's board of directors and the board of directors and shareholders of Sequoia Computer Corporation ("Sequoia"), a California corporation, approved the merger of a subsidiary of the Company with and into Sequoia which resulted in Sequoia becoming a wholly-owned subsidiary of the Company. See "Merger" in Note 2 to the Consolidated Financial Statements. Sequoia, founded in 1987, developed and marketed innovative software products in the document image processing, image enhancement, forms processing, and data entry industries. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the results of Sequoia for all periods presented. On September 1, 1996, Sequoia merged with and into the Company.

	The Company licenses computer software products and provides software development and document conversion services to enable information delivery through electronic publishing and electronic image management.

PRODUCTS AND SERVICES

	The Company's operations include developing and marketing software products and services to corporations, governments and large institutions. The Company receives service fees, license fees and royalties from its customers. The Company's products are primarily document image viewing, document image capture and enhancement, and document image processing "software toolkits". These toolkits offer customers the core technology necessary for developing new software applications or customizing existing applications. Customers find toolkits desirable because they are easy to adapt to changing user needs. As more companies become technically adept by employing their own technical staff of programmers, toolkits will provide an attractive alternative for in-house development and maintenance of electronic information systems. In addition, the Company offers off-the-shelf products for customers that do not have software development resources.

	Some toolkit customers contract for the Company's custom programming or design services. The Company benefits by selling its services as well as its products. Furthermore, customers that do not have in- house technical staff may desire to purchase ongoing maintenance services from the Company.

	DOCUMENT IMAGE VIEWING PRODUCTS. The Company's principal electronic document image viewing product is ViewDirector. ViewDirector is a software technology for adding document image viewing and management capabilities to new or existing applications. It allows a customer to display digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents, and photographs on many kinds of computer workstations or personal computers, local area networks (LANs), intranets, or the Internet. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images.

	The ViewDirector technology is provided to customers in several forms to reach customers with varying skills and needs: (1) the ViewDirector developer's toolkit allows of highly-skilled customers to develop custom software applications using ViewDirector's full suite of features; (2) the ViewDirector ActiveX Control allows the larger market of highly-to-moderately skilled customers to easily develop custom software applications and; (3) the ViewDirectorPro Imaging Plug-in allows customers to view and manage document images on corporate intranets or on the Internet using Internet browsers such as Netscape Navigator or Microsoft Internet Explorer.

	ViewDirector continues to be competitive due to its combination of performance, supported feature set, and ease of integration. The Company also believes that detailed and thorough customer service, as well as timely and successful implementation of the customer's objectives have also contributed to the product's competitive advantage. Several enhancements were made to the ViewDirector technology during 1996 as well as creating new forms of the technology to enter new markets.

	VIEWDIRECTOR DEVELOPER'S TOOLKIT. During 1996, product enhancement of the ViewDirector toolkit included the release of a significant new version of the product for the Microsoft Windows environment. The new release included the addition of support for vector images, raster/vector image overlay capabilities, support of more color raster image file formats, better memory management, and faster image display speeds. Historically, a strength of ViewDirector has been its ability to work effectively with large bitonal raster images often used in engineering drawings. With the addition of support for some major vector image formats, the product can now support a broader range of customer needs. The new version of the ViewDirector toolkit is compatible with Microsoft Windows 95, Microsoft Windows NT and Microsoft Windows 3.1. The Company expects to release the new version for the UNIX environment during fiscal 1997.

	In a networked environment or for a mission critical corporate application, customers commonly need to provide imaging capabilities compatible with a variety of different computer systems connected to a host system. ViewDirector's support for a variety of computer systems or platforms makes product development or integration faster and easier for the customer, and makes the customer's product support, training and maintenance less demanding. ViewDirector is available for the most popular system platforms including Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, Apple Macintosh, SunOS 4.1.X, Solaris 2.3, HP 9000, OS/2, and IBM RS/6000; it is also available as a class library for Informix- NewEra.

	The Company licenses ViewDirector to value added resellers ("VARs"), system integrators, software developers and government agencies, as well as companies who use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the product.

	VIEWDIRECTOR ACTIVEX CONTROL. The Company began developing the ViewDirector ActiveX Control in 1996 to meet the document imaging needs of two types of customers: those who need a developer's toolkit requiring less extensive programming expertise, and those who will be using Microsoft Internet Explorer. The Control adheres to Microsoft's precepts for OLE (Object Linking & Embedding) and is fully suitable for downloading along with HTML documents (pages displayed by Internet browsers) which reference the Control. The product is the next generation of the currently available ViewDirector VBX product, and is significant because it will be a foundation for the Company's development of other ActiveX Controls. ViewDirector ActiveX Control is expected to be released in the first quarter of fiscal 1997.

	VIEWDIRECTOR PRO IMAGING PLUG-IN FOR THE INTERNET. During 1996 the Company created the ViewDirectorPro Imaging Plug-in for the Internet. The Plug-in product was developed to allow customers to view and manage images on corporate intranets or on the Internet using Internet browsers such as Netscape Navigator or Microsoft Internet Explorer. Large corporations use intranets for intra-company communication. They create Web pages or internal documents that are similar to pages found on the public Internet; users access the secure corporate pages using Internet browsers. These pages often contain images; ViewDirectorPro Imaging Plug-in allows users to view the images quickly. Corporate intranet users often need to view engineering drawings, technical manuals, financial documents, human resource information and many other documents commonly shared within a company. The Company sells a unit of the product for each individual corporate user accessing the documents. The Plug-in was developed for the Windows 3.1x, Windows 95, and Windows NT environments. The Company expects to release a second version of the product in the first quarter of fiscal 1997, and also develop versions for the Macintosh and UNIX environments in future periods.

	ViewDirectorPro is competitive due to its fast image display, wide assortment of display tools such as scale-to-gray, color smoothing, magnifying glasses, and its support for annotations that allow users to add electronic "sticky notes" and share them with others at locations around the world.

	RASTERVIEW APPLICATION. The Company completed development of an off-the-shelf document image viewer, RasterView, in the first quarter of fiscal 1996. The new product is based upon the ViewDirector toolkit and is designed as a low cost, simple high-performance image viewer for Windows users. It allows customers without software programming knowledge to easily add imaging capabilities to databases or other Windows applications.

	DOCUMENT IMAGE CAPTURE AND ENHANCEMENT PRODUCTS. The Company's document image capture and enhancement product line includes ScanDirector, ScanFix and GrayFix. ScanDirector provides a value- added programming interface to raster scanning devices and is used as a fundamental component in building image capture applications. ScanFix and GrayFix are used in forms intensive businesses such as insurance and health care to improve the speed and efficiency of data processing. The products are primarily used to enhance or clean up electronic images and thus improve the accuracy of data obtained from the images which are processed with OCR (Optical Character Recognition) and ICR (Intelligent Character Recognition) systems. In addition to improving the visual appearance and processing of images, the technology also reduces the size of the resulting images, which reduces the requirements for physical data storage and network or Internet transfer times. Six technology methods incorporated in the ScanFix product received patent approvals in 1996 or have pending patent applications. See "Copyrights, Patents, Proprietary Information, Trademarks and Licenses". ScanDirector, ScanFix and GrayFix products are sold as end-user applications or toolkits which are licensed to original equipment manufacturers ("OEMs") such as Ricoh, Caere, Fujitsu, and Hewlett-Packard as well as corporate customers, and government organizations.

	SCANDIRECTOR ACTIVEX CONTROL. ScanDirector provides scanning support for creating Windows 95 and Windows NT custom scanning applications. The software supports scanners sold by Hewlett-Packard, Fujitsu, Bell & Howell, Ricoh and Panasonic, and provides a TWAIN interface. As a competitive advantage, the ScanDirector toolkit includes the Company's CompressDirector product to offer customers an industry standard compression alternative.

	SCANFIX DEVELOPER'S TOOLKIT. ScanFix is an image enhancement toolkit that cleans and enhances electronic images. It removes specks, straightens, removes lines, and removes shaded areas which results in improved accuracy of future data capture and processing systems. The Company provided product enhancements to the developer's toolkit during 1996. The toolkit is available for the most popular system platforms including Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, SunOS 4.1.X, Solaris 2.3, HP 9000, OS/2, and IBM RS/6000, Silicon Graphics, DEC Alpha NT, and MS-DOS.

	The Company licenses ScanFix to VARs, OEMs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the product.

	SCANFIX END-USER APPLICATION. The Company began developing a new version of the ScanFix product during fiscal 1996 and released beta copies of it during the last quarter. The new version, which includes several performance enhancements and a completely redesigned end-user interface, is expected to be released in early fiscal 1997. The ScanFix end-user application is available for Windows 3.1, Windows 95, Windows NT, MS-DOS, ISIS, Keyfile, Wordscan Pro and Lite, and Millenium Series Pro.

	SCANFIX ACTIVEX CONTROL. The Company developed and released an initial ScanFix ActiveX Control during 1996. The product provides the full range of image clean-up and enhancement capabilities of the toolkit, but is packaged in the "developer-friendly" structure of an ActiveX Control.

	GRAYFIX. The Company often markets the GrayFix product in conjunction with ScanFix. GrayFix provides dynamic grayscale thresholding for removing gray or shaded areas from documents. It is available as a developer's toolkit.

	DOCUMENT IMAGE PROCESSING PRODUCT. The Company's document image processing product, FormFix, is sold as a developer's toolkit to highly skilled customers developing custom applications for high volume data capture systems.

	FORMFIX DEVELOPER'S TOOLKIT. FormFix is an image and forms processing toolkit which provides a number of capabilities to recognize and process the information content of images and forms. FormFix can automatically identify a specific form and extract just the typed or handwritten text. This data can then be read by OCR systems and converted for use in relational databases, billing systems, and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. The FormFix product contains a number of processing modules which may be sold separately or bundled. These include image clean-up and enhancement, fundamental image object recognition, form recognition, field extraction, and forms removal among others. Enhanced versions of the product were released in fiscal 1996 with additional enhancements expected in fiscal 1997. FormFix is available for Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, SunOS 4.1.X, Solaris 2.3, and HP 9000.

	The competitive strengths of FormFix are its combination of capabilities supporting multiple levels of usage, its adaptability to address multiple forms processing problems, and its leveraging of the underlying ScanFix technology, which allows cleaner images and provides smaller image file sizes resulting in reduced storage capacity requirements.

	The Company licenses FormFix to VARs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the FormFix product.

	TEXT PRODUCTS. The Company primarily uses its MasterView technology in offering the Company's custom development services for designing and developing electronic publishing applications. The technology has been successfully applied for large customers such as Learjet, who desire sophisticated text and image retrieval systems for technical manuals, service and repair bulletins, and other large reference documents.

	Due to price erosion and increased competition, the Company has shifted its strategic direction with the technology from being product oriented to service oriented. The Company will continue to sell and receive royalties from the product,although it expects the product revenue will decline in the future. Future technology enhancements will be integrated into custom solutions from customer contracts and revenue will be reported as software development service revenue.

	CUSTOM DEVELOPMENT SERVICES, CONSULTING AND DOCUMENT CONVERSION SERVICES. The Company offers custom software development services, consulting, and document conversion services to help customers develop complete applications, augment projects, and bolster internal resources. The Company charges for projects on a time and materials basis as well as a flat fee basis. The Company's expertise and experience provide many software engineering and custom programming opportunities. Customers who do not have in-house technical staff or expertise in a particular area seek services as a cost-efficient way to meet their needs.

	The types of services the Company provides are determined by the customer's capabilities and the project requirements. Some customers seek the Company's services initially, then eventually assume responsibility for their projects based upon the foundation technology the Company has provided. However, there are a number of customers which continue to contract for maintenance and document conversion services on a long-term basis.

	The Company specializes in automated forms processing, document imaging, database applications, CD- ROM product application development, intranet and Internet product customization, and document conversion services. The Company is also certified as a Microsoft Solution Provider with the ability to market products and services for Microsoft's suite of Office and BackOffice products. This certification enables the Company to reach a wider market by utilizing referrals from Microsoft Corporation.

	AUTOMATED FORMS PROCESSING. Many business transactions are form-based and customers seek methods for automating this process to reduce costs and improve efficiency. The Company offers services to assist in design and implementation of forms processing systems including electronic forms identification, automatic forms removal and data extraction, electronic document enhancement, and custom forms application development.

	DOCUMENT IMAGING. The Company offers a variety of services for document imaging including requirements analysis, application design and specification including graphical user interface development, image-enabling of relational database products, image capture and clean-up, and image retrieval integration for document management, workflow, intranet or other applications.

	DATABASE APPLICATIONS. Services related to database applications include requirements analysis, application design and specification including graphical user interface development, creation of relational database management systems and intranet applications such as order entry, workflow, litigation support, claims processing, engineering document management systems, product catalogs, human resource records and image retrieval integration of new or existing databases.

	INTERNET/INTRANET AND CD-ROM APPLICATION CUSTOMIZATION. The growing number of corporations using intranets to publish information offers both product and service opportunities for the Company. Services include HTML page markup and Web page design, hypertext linking and consulting. The Company also continues to offer its services for CD-ROM product application design for publishing textual documentation and complex images. The knowledge and experience to effectively apply full-text indexing and searching technology has been a traditional strength of the Company and continues to be a strength in the services area.

	DOCUMENT CONVERSION SERVICES. The Company provides in-house data processing for the conversion of legacy data and new data into formats acceptable for electronic delivery. Typical document conversion services include image enhancement, data capture through OCR and ICR, raster scanning, SGML markup and DTD creation. Customers who need document conversion services often have the Company build custom retrieval software or license retrieval and/or imaging software from the Company. The Company believes that its extensive experience in providing information retrieval solutions, which offers customers the ability to map conversion to retrieval applications, is a competitive advantage.

MARKETS

	The primary market for the Company's products and services are VARs, OEMs, system integrators, large corporations and branches of the federal government desiring to convert large databases and other printed materials to an electronically retrievable form. Customers generally are financial institutions, law firms, pharmaceutical companies, transportation and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, engineering firms and defense agencies. The increasing use of the World Wide Web and the Internet also offers marketing opportunities to these customers who often have little or no expertise with the Internet or corporate intranet development.

	As a Microsoft Solutions Provider, the Company receives referrals from Microsoft Corporation to provide services for its customers using Microsoft Office and BackOffice products. In addition, the Company has partner relationships with Fulcrum Technologies, Inc., Informix Software, Inc., and Oracle Corporation.

	The Company's marketing efforts are conducted primarily through exhibits at trade shows and conventions, print advertising, Internet advertising, seminars, direct mail, telemarketing, and making field sales calls with demonstrations.

	InnerView, ViewDirector, BlackTIE, TMSFAX, ScanDirector, MasterView and RasterView are listed in the General Services Administration ("GSA") contract schedule, to enable all agencies and branches of the federal government to purchase products directly from the Company. The Company will be applying for GSA listing for ScanFix, FormFix and ViewDirectorPro in fiscal year 1997.

	Currently, the Company employs fourteen (14) people in the marketing and sales of its products. The Company has marketing and sales offices in Stillwater, Oklahoma; Burlingame, California; Groton, Connecticut; and Sudbury, Massachusetts. The Company intends to employ additional marketing personnel as resources and circumstances warrant.

DISTRIBUTION METHODS

	The Company distributes is products through a direct sales force, domestic and international resellers, and firms creating and selling turnkey solutions.

COMPETITION

	The computer software development field is highly competitive with many companies in the industry, and a great number of the companies with which the Company competes have greater financial, technical and marketing resources.

	The Company has competitors in each of the imaging marketplace arenas in which it supplies products. These companies, including AccuSoft, Pixel Translations, Wang, Lead Technologies, Seaport Imaging, Visionshape, and TIS, are selling products aimed at the Company's customer base. Additionally, Wang markets a basic imaging capability to purchasers of the Microsoft Windows 95 product. This Wang/Microsoft product represents significant increased competition to the Company's imaging products.

	The Company believes that the primary competitive factors with respect to its products and services are the features of its products, the technical capabilities of the Company's personnel, quality of service, and price. The Company believes that it can compete favorably with respect to all of these factors.

COPYRIGHTS,PATENTS, PROPRIETARY INFORMATION, TRADEMARKS AND LICENSES

	The copyright laws permit the Company to copyright many aspects of its software. The Company has obtained copyright registrations for its software products and expects to apply for additional registrations in the future as
appropriate.    Patent applications relating to the Company's ScanFix product were filed in the United States Patent and Trademark Office. These applications have resulted to date in the Patent Office issuing a Notice of Allowance, with formal patent award pending. The patents cover the following technology areas: general processing of images, reduction of skew, horizontal line removal, document registration, unshading dot shaded matter, and reverse invert text. The scope and extent of patent rights respecting computer software is evolving; therefore, the Company cannot be assured that the issuance of such patents will be upheld as valid or will prevent the
development of competing products.      The Company is not aware of any claims
of infringement of patents or other intellectual property belonging to others.

	The Company treats as proprietary any software it develops, and protects its software through licensing and distribution agreements. In addition, the Company requires written undertakings of confidentiality from all of its employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication.

	The Company has developed, through use, common law trademark rights in the marks ViewDirector, MasterView, ScanDirector, ViewDirectorPro, GrayFix, CD-VU, ShowFax, TIFF Utilities, BlackTIE, RasterView, and CompressDirector as used in connection with the Company's software products. The Company has registered trademarks on the ScanFix and FormFix products.

	The Company grants its customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, FormFix, ScanDirector, GrayFix and MasterView products for use on computers used by personnel or customers of licensees. The Company typically receives an initial license fee for the toolkit and offers an optional annual maintenance fee for such products. Licenses of the Company's toolkits entitle licensees to develop custom applications using the toolkits, then distribute the software to users inside their organization, or to their end customers, and the Company receives a royalty for each computer workstation on which the software is used.

RESEARCH AND DEVELOPMENT

	The Company recognizes the need to continually develop new and improved products. Current plans include efforts to develop products for the intranet/Internet marketplace, to further the Company's support for ActiveX Control technology, and extend its capabilities in image and forms processing. Pursuing these efforts will necessitate further improvements in the Company's core technologies. The Company also experiences new product development through its Custom Development Services projects. Customers bring conceptual ideas for products to the Company for development, thus supplementing the Company's own research and development.

	During fiscal 1996, the Company's research and development program concentrated on the development of new products, particularly imaging products. Resources were also devoted to improving and enhancing the Company's existing products. In fiscal years 1996 and 1995, the Company capitalized development costs of $345,050 and $321,849, respectively, related to new products and product enhancements, and expensed $85,615 and $103,760, respectively, on research and development. The Company intends to maintain the level of expenditures for research and development; however, the extent to which such levels can be maintained will be dependent upon available working capital. With the Company's growth in service work requiring a greater use of the engineering staff's available time, the Company may have to add personnel to maintain the current level of research and development.

EMPLOYEES

	At August 31, 1996, the Company had 74 full-time employees and 27 part-time employees. All of the part-time employees are employed in the Document Conversion Services division. The Company's business is dependent in large part on its ability to attract and retain qualified technical, marketing and management personnel, and the Company must compete with larger and more established companies for such persons.

CUSTOMERS

	POWERCOM-2000, Inc. ("POWERCOM"), a wholly-owned subsidiary of Briggs & Stratton, accounted for approximately $607,000 or 11% of the Company's total revenue in fiscal 1996. During fiscal 1996, the Company continued to perform document conversion services for POWERCOM, principally the conversion of parts and maintenance manuals for lawn and garden products into an electronic format. Document conversion services accounted for approximately $482,000 or 79% of the total POWERCOM revenue in 1996. As reported in fiscal year 1995, the Company expected a decline in future revenue from POWERCOM. In fiscal
1996, service revenue from POWERCOM approximated $110,000 compared to $621,000 in fiscal 1995. Although this customer has ongoing service requirements, primarily for document conversion, management cannot project the level of revenue that could result from this customer in fiscal 1997. In fiscal 1995, POWERCOM accounted for 22% of the Company's total revenue, the only customer to account for 10% or more of total revenues for that year. To offset the expected decline in POWERCOM revenues, the Company has continued to develop strategic relationships with large firms to produce revenue opportunities for both products and services.

SALES TO FOREIGN CUSTOMERS

	Approximately 12% and 15% of total revenues for fiscal 1996 and 1995, respectively, are attributable to sales to foreign customers. See Note 8 to Consolidated Financial Statements.

BACKLOG

	As of August 31, 1996, there was a backlog of software development services amounting to approximately $741,000 as compared to approximately $450,000 as of August 31, 1995.

ITEM 2. PROPERTIES

	The Company's headquarters consist of approximately 14,655 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. The Company purchased the building in fiscal year 1994 and occupied the space in fiscal year 1995 after renovation was complete.

	The Company leases approximately 7,000 square feet of space located at 110 West Third Street in Stillwater, Oklahoma. The lease expires on June 1, 1997, with monthly aggregate rental payments of $1,750 per month. This space is occupied by the Document Conversion Services division.

	The Company has offices in Burlingame, California; Sudbury, Massachusetts; and Groton, Connecticut. Collectively these offices amount to approximately 1,200 square feet and monthly rentals approximate $3,800.

ITEM 3. LEGAL PROCEEDINGS

	The Company is not a party to any legal proceeding which, if decided adversely to the Company, would have a material impact on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	The Company's Common Stock is traded in the over-the-counter market, and prices are quoted by the National Quotation Bureau, Incorporated ("NQB") on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock for fiscal years 1996 and 1995. The quotations are inter-dealer prices without retail mark-ups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is the NQB.

       _________________________________________
					  Bid Prices
	      Fiscal 1996              High        Low
	      _________________________________________
	      First Quarter           $1 5/32       3/8
	      Second Quarter           1  1/2       5/8
	      Third Quarter            1  3/8     15/32
	      Fourth Quarter              7/8       5/8


	      Fiscal 1995              High        Low
	      _________________________________________

	      First Quarter          $    1/4      1/8
	      Second Quarter             5/16      1/8
	      Third Quarter            1           1/8
	      Fourth Quarter           1          5/16
	      _________________________________________

	The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the foreseeable future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including, among others, the Company's earnings, its financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	This analysis of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements, description of the Company's business and other information included elsewhere herein. Except for the historical information contained herein, this Form 10-KSB contains certain forward-looking statements regarding the Company's business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and computer software industries and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

RESULTS OF OPERATIONS

	The Company realized growth in total revenue for the fiscal year ended August 31, 1996 as compared to fiscal year 1995. Revenue growth was more than offset by increased operating costs and expenses, which contributed to the decline in net income for fiscal year 1996. Operating costs and expenses for fiscal year 1996 increased over fiscal year 1995 primarily because of increases in the number of personnel, selling and marketing activities, and non-recurring costs related to the merger with Sequoia Computer Corporation. See "Merger" in Note 2 to the Consolidated Financial Statements. Net income for fiscal years 1996 and 1995 was also impacted by recognition of a deferred tax benefit related to the reduction in the Company's valuation allowance provided against deferred tax assets. The deferred tax benefits in both years are a positive indication that the Company will, more likely than not, utilize a portion of the net operating loss carryforwards to offset future taxable income, and accordingly, will not pay significant amounts of income taxes in the forseeable future.

	REVENUE. Total revenue for fiscal year 1996 was $5,612,576 compared to $5,210,069 for fiscal year 1995, an increase of $402,507 or 8%. Licensing and royalties revenue increased $310,573, or 9% in fiscal year 1996. The growth in licensing and royalties is attributable to increased revenue from the Company's imaging products. Revenue from the Company's imaging products was $3,216,330 for fiscal year 1996, an increase of 13%, or $376,336, from the $2,839,994 reported for fiscal year 1995. Increased unit sales resulting from recent releases of new or enhanced imaging products, and existing customers who expanded their use of the Company's products or completed a product for resale resulting in royalty revenue for the Company, are the primary factors which contributed to increased revenue from imaging products in fiscal year 1996. Revenue from the Company's text products in fiscal year 1996 decreased 14%, or $65,763, when compared to fiscal year 1995. Increased competition and the Company's emphasis on imaging technology are the primary factors which have contributed to the decline in text revenue. The Company expects that licensing revenue from text products will continue to decline because future development of this technology will occur on a customer contract basis and be reported as software development service revenue.

	Software development and document conversion service revenue for fiscal year 1996 was $1,981,606 compared to $1,889,672 for fiscal year 1995, an increase of $91,934 or 5%. Software development service revenue of $1,014,261 for fiscal year 1996 declined 27%, or $366,126, from the $1,380,387 reported for fiscal year 1995. The decrease in software development service revenue was due to the successful delivery of product to POWERCOM near the end of fiscal year 1995. As reported in fiscal 1995, the Company expected a decline in fiscal year 1996 software development service revenue from POWERCOM. In fiscal year 1996, POWERCOM accounted for approximately 11%, or $110,000 of software development service revenue as compared to 45%, or $621,000 of software development service revenue reported in fiscal 1995. During the first three quarters of fiscal year 1996, negotiations were under way with potential customers to replace software development service revenues previously generated by POWERCOM. During the third and fourth quarters of fiscal year 1996, significant contracts for software development services were secured and at August 31, 1996, the Company had a software development service revenue backlog of approximately $741,000. The Company continues to market and negotiate software development service contracts, but there can be no assurance that the Company will continue to secure enough new contracts to consistently maintain the level of backlog reported at August 31, 1996.

	Document conversion service revenue of $967,345 increased 90%, or $458,060, over the $509,285 reported for fiscal year 1995. The increase in document conversion service revenue is attributable to The Toro Company ("Toro") contract that began in the fourth quarter of fiscal year 1995 and continued into the third quarter of fiscal year 1996. Revenue from the Toro contract amounted to approximately $406,000, or 42%, of fiscal year 1996 document conversion service revenue. Services under the Toro contract were substantially completed during March of 1996. Management increased document conversion marketing activities during the current fiscal year in an effort to obtain new service opportunities. Although certain document conversion contracts have been secured, they will not replace the level of revenue that was recognized for Toro and there can be no assurance as to when additional document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized for Toro. Management is prepared to take the appropriate cost cutting measures to offset any future significant declines in document conversion service revenue.


	OPERATING COSTS AND EXPENSES. Total operating costs and expenses for fiscal year 1996 were $5,440,649 compared to $4,425,632 in fiscal year 1995, an increase of $1,015,017 or 23%. Personnel and non-recurring costs related to the merger with Sequoia accounted for approximately 57% and 23% of the total increase, respectively. At August 31, 1996 the Company employed 74 full-time employees and 27 part- time employees compared to 65 full-time and 14 part-time employees at August 31, 1995. The part-time employee count reached 55 for several months during fiscal year 1996 because of the additional resources needed to support the growth in document conversion services. Non-recurring costs primarily included legal and accounting costs incurred to complete the merger with Sequoia. See "Merger" in Note 2 to the Consolidated Financial Statements.

	The cost of licensing and royalties for fiscal year 1996 increased $203,523 or 28% over costs reported for fiscal year 1995. The gross profit margins for licensing and royalties were 74% and 78% for fiscal years 1996 and 1995, respectively. Competitive pressures have affected pricing structures downward which contributed to lower margins. Additionally, fluctuations in gross profit margins result from the mix of product versus royalty revenue reported, as royalties essentially result in little or no cost to the Company.

	The cost of software development and document conversion services increased primarily because of the additional resources necessary to satisfy requirements under document conversion contracts. The combined software development and document conversion gross profit margin for fiscal year 1996 was 32% compared to 50% reported for fiscal year 1995. This decline in gross profit margin primarily reflects the change in the mix of software development versus document conversion service revenue. The gross profit margin related to document conversion service revenue was 23% for fiscal year 1996 compared to 31% for fiscal year 1995. The decrease in document conversion gross profit margin primarily resulted from additional personnel, facilities and equipment depreciation costs incurred to support the Toro contract. The gross profit margin related to software development services was 41% for fiscal year 1996 compared to 57% for fiscal year 1995. The cost of software development services approximated $600,000 for both fiscal years 1996 and 1995, thus, the decline in software development service gross profit margins resulted entirely from the decrease in software development service revenue.

	Selling, general and administrative expenses for fiscal year 1996 increased $432,795 or 16% when compared to fiscal year 1995. Non-recurring costs associated with the Sequoia merger accounted for $234,000 or approximately 54% of the increase. The balance of the increase in selling, general and administrative expense for fiscal year 1996 was attributable to increased costs of facilities, advertising, investor relations and increased operating expenses related to the higher number of employees and increased sales activity.

	Research and development costs for both fiscal years 1996 and 1995 were minimal as the Company continued to focus its resources on new products and significant enhancements to existing products that were capitalized for financial accounting and reporting purposes. The Company capitalized software development costs of $345,050 and $321,849, in fiscal years 1996 and 1995, respectively.

	INCOME TAX BENEFIT. The Company's effective income tax benefit rate was 81% for fiscal year 1996 compared to 21% for fiscal year 1995. The effective income tax benefit rates for both fiscal years 1996 and 1995 differ from the "expected" Federal tax expense rate of 34%, primarily because of the deferred tax benefits recorded to reduce the valuation allowance provided against the Company's deferred tax assets. These deferred tax benefits and related deferred tax assets are an indication that the Company will, more likely than not, be able to utilize a portion of the previously generated net operating losses to offset future taxable income. For further discussion of income taxes, see "Income Taxes" in Note 4 to the Consolidated Financial Statements.

	NET INCOME. Net income for fiscal year 1996 was $383,153 compared to $984,006 for fiscal year 1995, a decrease of $600,853 or 61%. The non-recurring merger costs, lower software development and document conversion service gross profit margins, and the lower deferred tax benefit recognized in fiscal 1996 were the primary factors that caused a decline in net income when compared to fiscal year 1995.

FINANCIAL CONDITION

	Working capital at August 31, 1996 was $1,838,180 with a current ratio of 3.9:1 compared to $1,325,320, with a current ratio of 3.4:1, at August 31, 1995. Net cash provided by operating activities for fiscal year 1996 was $389,585 compared to $916,024 for fiscal year 1995. The overall decrease in the Company's profitability for fiscal year 1996 was the primary factor that caused operating cash flow to decline. Net cash used in investing activities for fiscal year 1996 was $603,126 compared to $1,303,166 for fiscal year 1995. During fiscal year 1995 construction was under way to renovate the Company's headquarters facilities, which was the primary reason for the higher expenditures in fiscal year 1995.

	During fiscal year 1996 the Company borrowed $468,000 on its line of credit for short-term working capital needs. The amount borrowed plus the $75,000 outstanding balance at the beginning of the fiscal year were repaid prior to the end of the second quarter. During the fourth quarter of fiscal year 1996, the Company generated approximately $325,000 in cash from the issuance of common stock to former Sequoia shareholders exercising their options to purchase the Company's stock.

	The Company believes net cash provided by operating activities and the operating line of credit of $600,000 will be adequate to meet its current obligations and current operating and capital requirements. The line of credit expires on November 3, 1996. The Company anticipates the line of credit will be increased to $800,000 and extended when it matures. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The Company's long-term needs include funding for increased product development, expanded sales staff and adequate promotion of the Company and its products. The net operating cash flow and the Company's existing line of credit are expected to be adequate to provide sufficient resources for operations in future periods.

IMPACT OF RECENTLY ISSUES ACCOUNTING STANDARDS

	In 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 provides companies with the option of expensing the "fair value" of stock options granted. With regard to the Company's stock options, no accounting is made until such time as the options are exercised unless the option price is less than the fair value of Company stock on the grant date. The Company does not intend to change its current accounting method regarding stock options. Therefore, SFAS 123 will not impact future operating results. The Company will adopt the expanded stock option disclosure requirements of SFAS 123 in its 1997 fiscal year.

	No other recently issued accounting standards are expected to have a material impact on the Company's financial position or future results of operations.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The financial statements required by this Item are set forth beginning on page F-l hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

	In accordance with General Instruction E(3), a presentation of information required in response to Items 9-12 shall appear in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the fiscal year end covered hereby, and shall be incorporated herein by reference when filed.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS. The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk (*):

Exhibit No.     Name of Exhibit
       	2.1     Amended Plan of Reorganization and Agreement of Merger (the
              		"Merger Agreement") dated November 7, 1995, incorporated
              		herein by reference to Exhibit No. 2.1 to Amendment No. 2 to
              		Form S-4 as filed with the Securities and Exchange Commission
              		on February 6, 1996.
       	2.2     Amendment No. 1 to the Merger Agreement, dated December 6,
              		1995, incorporated herein by reference to Exhibit No. 2.2 to
              		Amendment No. 2 to Form S-4 as filed with the Commission on
              		February 6, 1996.
       	3.1     Certificate of Incorporation of the Registrant, as amended,
              		incorporated herein by reference to Exhibit No. 3.1 to the
              		Registrant's Form 10-K for the fiscal year ended August 31,
              		1995.
       	3.2     Bylaws of the Registrant, as amended, incorporated herein by
              		reference to Exhibit No. 3.1 to the Registrant's Form 8-K
              		Current Report dated June 4, 1993.
       10.1*    Employee Stock Option Plan, incorporated herein by reference
              		to Exhibit No. 10.1 to the Registrant's Form 10 Registration
              		Statement, filed with the Commission on January 15, 1990 (the
              		"Form 10").
      	 10.2*   Senior Employee Stock Option Plan, incorporated herein by
       	       	reference to Exhibit No. 10.2 to the Registrant's Form 10.
        10.3*   Employee Incentive Stock Option Plan, incorporated herein by
              		reference to Exhibit No. 10.3 to the Registrant's Form 10.
        10.4    Form of Engineering Services Agreement between the Registrant
              		and The ToroCompany, incorporated herein by reference to
              		Exhibit No. 10.4 to the Registrant's Form 10-K for the fiscal
              		year ended August 31, 1995.
        10.5    Form of Engineering Services Agreement between the Registrant
              		and POWERCOM-2000, Inc. ("POWERCOM"), incorporated herein by
              		reference to Exhibit No. 10.7 to the Registrant's Form
              		10-K for the fiscal year ended August 31, 1994.
        10.6    Form of Value Added Reseller Agreement/Software Product
              		License Agreement between the Registrant and POWERCOM,
              		incorporated herein by reference to Exhibit No. 10.8 to the
              		Registrant's Form 10-K for the fiscal year ended August 31,
              		1994.
        10.7    Form of Engineering Services Agreement (Document Conversion)
              		between the Registrant and POWERCOM, incorporated herein by
              		reference to Exhibit No. 10.9 to the Registrant's Form 10-K
              		for the fiscal year ended August 31, 1994.
       10.10*   TMS, Inc. 1996 Stock Option Plan, incorporated herein by
              		reference to Exhibit No. 99 to the Registrant's Form S-8 as
              		filed with the Commission on May 16, 1996.
        23.1    Consent of KPMG Peat Marwick LLP
        27.0    Financial Data Schedule

	       (b)     REPORTS ON FORM 8-K.  No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal year 1996.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						REGISTRANT:

						TMS, INC.


Date:   10/31/96                By:   /s/  Maxwell Steinhardt
				                            ___________________________________________
			                            	Maxwell Steinhardt, Chief Executive Officer


Date:   10/31/96                By:   /s/  Deborah D. Mosier
                           				 __________________________________________
                           				 Deborah D. Mosier, Chief Financial Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   10/31/96                 By:   /s/  Maxwell Steinhardt
                            				 ______________________________________________
                            				 Maxwell Steinhardt, Chairman of the Board and
                         				    Chief Executive Officer


Date:   10/31/96                 By:   /s/  Dana R. Allen
                            				 _____________________________________________
                           				  Dana R. Allen, Executive Vice President and
                          				   Director


Date:   10/31/96                 By:   /s/  Marshall C. Wicker
                            				 _____________________________________________
                           				  Marshall C. Wicker, Director


Date:   10/31/96                 By:   /s/  Doyle E. Cherry
                            				 _____________________________________________
                           				  Doyle E. Cherry, Director


Date:   10/31/96                 By:   /s/  James R. Rau, M.D.
                            				 ____________________________________________
                           				  James R. Rau, M.D., Director

              		    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   			     FINANCIAL STATEMENT SCHEDULE

              		      TMS, Inc. and Subsidiary (dba TMSSequoia)



                                                           								PAGE
Independent Auditors' Report                                       F-2

Financial Statements:
  Consolidated Balance Sheets -  August 31, 1996 and 1995       F-3 and F-4
  Consolidated Statements of Operations - Years Ended
	   August 31, 1996 and 1995                                       F-5
  Consolidated Statements of Shareholders' Equity - Years
	   Ended August 31, 1996 and 1995                                 F-6
  Consolidated Statements of Cash Flows - Years Ended
	   August 31, 1996 and 1995                                       F-7
  Notes to Consolidated Financial Statements -
	   August 31, 1996 and 1995                                 F-8 through F-14

Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts -
	   Years Ended   August 31, 1996 and 1995                        F-15


All other schedules are omitted as they are inapplicable or not required, or the required information is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
TMS, Inc.:

	We have audited the consolidated financial statements of TMS, Inc. (dba TMSSequoia) and its subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. and its subsidiary as of August 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

						KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
October 4, 1996

TMS, Inc. and Subsidiary (dba TMSSequoia)

Consolidated Balance Sheets
August 31, 1996 and 1995

______________________________________________________________________________
                                        						  1996                  1995
______________________________________________________________________________
ASSETS

Current assets:

  Cash and cash equivalents                 $  542,072               404,238
  Trade accounts receivable, net of
    allowance for doubtful accounts of
    $100,000 in 1996 and $99,318 in
    1995                                     1,370,367             1,143,537
   Contract service work in process            209,583                87,187
   Deferred income taxes                       265,938               207,623
   Prepaid expenses and other current assets    92,603                45,750
______________________________________________________________________________
 Total current assets                        2,480,563             1,888,335
______________________________________________________________________________

Property and equipment:
   Land                                        111,000               111,000
   Building                                    739,744               701,850
   Computer equipment                        1,207,510             1,012,288
   Furniture and fixtures                      326,012               324,835
______________________________________________________________________________
                                  					      2,384,266             2,149,973
   Less accumulated depreciation               901,927               666,866
______________________________________________________________________________
   Net property and equipment                1,482,339             1,483,107
______________________________________________________________________________

Other assets:
   Capitalized software development costs,
     net of accumulated amortization of
     $168,657 in 1996 and  $168,346
     in 1995                                   509,867               339,562
   Deferred income taxes                       190,223                76,796
   Deposits                                     45,393                31,563
______________________________________________________________________________
Total other assets                             745,483               447,921
______________________________________________________________________________

Total assets                                $4,708,385             3,819,363
==============================================================================

See accompanying notes to consolidated financial statements.

______________________________________________________________________________
                                       						    1996                 1995
______________________________________________________________________________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Note payable                              $        -               75,000
   Current installments of long-term debt        20,825               17,846
   Accounts payable                             186,634              103,663
   Accrued payroll expenses                     272,623              253,952
   Deferred revenue                             147,360               93,013
   Other liabilities                             14,941               19,541
______________________________________________________________________________
Total current liabilities                       642,383              563,015
______________________________________________________________________________

   Long-term debt, net of current installments  355,801              378,265
______________________________________________________________________________
Total liabilities                               998,184              941,280
______________________________________________________________________________

Shareholders' equity:
   Preferred stock, $.01 par value.
     Authorized 1,000,000 shares;
     none issued                                   -                    -
   Common stock, $.05 par value. Authorized
     50,000,000 shares; issued and
     outstanding 13,213,837 shares in
     1996 and 12,048,167 shares
     in 1995                                    660,692              602,408
   Additional paid-in capital                11,416,680           10,996,839
   Unamortized deferred compensation            (32,970)              (3,810)
   Accumulated deficit                       (8,334,201)          (8,717,354)
______________________________________________________________________________
Total shareholders' equity                    3,710,201            2,878,083
______________________________________________________________________________

Commitments (Notes 3 and 7)
______________________________________________________________________________

Total liabilities and shareholders' equity $  4,708,385            3,819,363
==============================================================================

TMS, Inc. and Subsidiary (dba TMSSequoia)

Consolidated Statements of Operations
Years Ended August 31, 1996 and 1995

______________________________________________________________________________
                                      						     1996                 1995
______________________________________________________________________________
Revenue:
   Licensing and royalties                  $  3,630,970            3,320,397
   Software development and
    document conversion services               1,981,606            1,889,672
______________________________________________________________________________
                                   					       5,612,576            5,210,069
______________________________________________________________________________

Operating costs and expenses:
   Cost of licensing and royalties               934,979              731,456
   Software development and
     document conversion services              1,345,036              948,192
   Selling, general and administrative         3,075,019            2,642,224
   Research and development                       85,615              103,760
______________________________________________________________________________
                                   					       5,440,649            4,425,632
______________________________________________________________________________

Operating income                                 171,927              784,437

Other income (expense):
   Interest income                                15,584               14,407
   Interest expense                              (30,867)             (11,305)
   Other, net                                     55,567               25,928
______________________________________________________________________________
Income before income taxes                       212,211              813,467

Income tax benefit                               170,942              170,539
______________________________________________________________________________
Net income                                  $    383,153              984,006
==============================================================================
Net income per common
  and common equivalent share               $       0.03                 0.08
==============================================================================
Weighted average common and
   common equivalent shares                   14,015,948           13,091,519
==============================================================================

See accompanying notes to consolidated financial statements.

TMS, Inc. and Subsidiary (dba TMSSequoia)

Consolidated Statements of Shareholders' Equity
Years Ended August 31, 1996 and 1995

______________________________________________________________________________
     			                            Additional Unamortized  Accumu-
		                 Common Stock       Paid-in   Deferred    lated      Total
		                Shares   Amount     Capital Compensation  Deficit   Equity
______________________________________________________________________________
Balance at August
 31, 1994      11,822,764 $591,138   10,963,899 (6,963)  (9,701,360) 1,846,714
Exercise of
 stock options    225,403   11,270       32,940    -          -         44,210
Amortization of
  deferred
  compensation       -         -          -      3,153        -          3,153
Net income           -         -          -        -        984,006    984,006
______________________________________________________________________________

Balance at August
 31, 1995      12,048,167  602,408   10,996,839 (3,810)  (8,717,354) 2,878,083
Exercise of
 stock options  1,165,670   58,284      387,576    -          -        445,860
Capital contri-
 bution from
 granting of
 employee stock
 options              -         -        32,265    -          -         32,265
Less: deferred
  compensation
  expense             -         -          -   (32,265)       -       (32,265)
Amortization of
 deferred
 compensation         -         -          -     3,105        -          3,105
Net income            -         -          -       -       383,153     383,153
______________________________________________________________________________
Balance at August
 31, 1996       13,213,837  $660,692 11,416,680(32,970) (8,334,201)  3,710,201
==============================================================================

See accompanying notes to consolidated financial statements.

TMS, Inc. and Subsidiary (dba TMSSequoia)

Consolidated Statements of Cash Flows
Years Ended August 31, 1996 and 1995

______________________________________________________________________________
                                          						  1996                1995
______________________________________________________________________________
Cash flows from operating activities:
   Net income                                 $ 383,153              984,006
     Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      	Depreciation and amortization            418,450              283,763
      	Deferred income tax benefit             (171,742)            (175,499)
      	Employee compensation-stock options        3,105                3,153
       Provision for returns and doubtful
       	accounts                                142,535              109,268
       (Gain) loss on sale of equipment            (346)               2,624
       Realized loss of sale of short-term
      	investments                                   -                 1,957
       (Increase) decrease in:
	        Trade accounts receivable             (369,365)            (324,077)
	        Contract service work in process      (122,396)             (87,187)
    	    Prepaid expenses and other assets      (45,198)               3,650
      	Increase (decrease) in:
      	  Accounts payable                        82,971               13,283
      	  Accrued payroll expenses                18,671               88,306
      	  Other liabilities                       (4,600)              13,975
      	  Deferred revenue                        54,347               (1,198)
______________________________________________________________________________
      Net cash provided by operating activities 389,585              916,024
______________________________________________________________________________

Cash flows from investing activities:
  Purchases of property and equipment          (248,248)          (1,053,057)
  Capitalized software development costs       (345,050)            (321,849)
  Proceeds from sale of equipment                 5,955                1,500
  Proceeds from sale of short-term
   investments                                       -                78,043
  Patent costs                                  (15,783)              (7,803)
______________________________________________________________________________
      Net cash used in investing activities    (603,126)          (1,303,166)
______________________________________________________________________________

Cash flows from financing activities:
  Proceeds from long-term debt                       -               407,017
  Repayment of long-term debt                   (19,485)             (10,906)
  Proceeds from short-term note payable         468,000              175,000
  Payments on short-term note payble           (543,000)            (100,000)
  Issuance of common stock                      445,860               35,210
______________________________________________________________________________
      Net cash provided by financing activities 351,375              506,321
______________________________________________________________________________

Net increase in cash and cash equivalents       137,834              119,179
Cash and cash equivalents at beginning of year  404,238              285,059
______________________________________________________________________________
Cash and cash equivalents at end of year      $ 542,072              404,238
==============================================================================

Supplemental Cash Flow Information:
  Cash paid for interest                      $  30,867               11,305
  Cash paid for income taxes                  $     800                2,768
==============================================================================
Noncash increase in additional paid-in
  capital and unamortized deferred
  compensation for granting of
  stock options                               $  32,265                   -
==============================================================================

See accompanying notes to consolidated financial statements

TMS, Inc. and Subsidiary (dba TMSSequoia)

Notes to Consolidated Financial Statements
August 31, 1996 and 1995

(1)     Summary of Significant Accounting Policies

ORGANIZATION

The accompanying consolidated financial statements include the accounts of TMS, Inc. (TMS) and its wholly-owned subsidiary Sequoia Computer Corporation (Sequoia) (collectively, the Company). The Company is currently doing business as TMSSequoia. All material intercompany transactions have been eliminated in consolidation. On March 15, 1996, Sequoia was merged with and into a subsidiary of TMS which resulted in Sequoia becoming a wholly-owned subsidiary of TMS (see Note 2). On September 1, 1996, Sequoia merged with and into TMS.

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing, forms processing, CD-ROM, intranets and the Internet. The Company also provides software development and document conversion services to corporations and government organizations worldwide to assist them in migrating from paper to electronic information systems.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid money market accounts with an original maturity of three months or less carried at cost plus accrued interest, which approximates market.

COMPUTER SOFTWARE COSTS

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $345,050 and $321,849 of software development costs, which primarily includes personnel costs, in 1996 and 1995, respectively.

Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $174,745 and $86,228 of software development costs in 1996 and 1995, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to income.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on computer equipment, furniture and fixtures is calculated using the straight-line method over periods ranging from three to ten years.

PATENT COSTS

Included in other assets at August 31, 1996 and 1995, are $33,352 and $17,569, respectively, of capitalized costs associated with obtaining patent rights for certain software products. The patents were approved at the end of fiscal 1996 and the capitalized costs will be amortized using the straight-line method over the 17 year life of the patents.

REVENUE

Revenue is recognized on an accrual basis and pursuant to various contractual terms. Revenue under non-refundable fixed fee contracts for software products is recognized after the software has been delivered, all significant obligations of the Company have been fulfilled, and all significant uncertainties regarding customer acceptance have expired. The portion of the fixed fee revenue related to customer support is unbundled, deferred, and recognized ratably over the contract period. At August 31, 1996 and 1995, deferred customer support revenue pursuant to non- refundable fixed fee contracts was $30,125 and $24,667, respectively. The Company also contracts with customers for maintenance. Revenue pursuant to maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue under maintenance contracts at August 31, 1996 and 1995 totaled $17,210 and $33,546, respectively.

Licensing and royalties revenue is recognized as additional copies or workstations are utilized by customers, or as the related software product is sold to third parties. Revenue for software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $100,025 and $34,800 at August 31, 1996 and 1995, respectively.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent (common stock options) share was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, determined by the treasury stock method.

EMPLOYEE COMPENSATION - STOCK OPTIONS

In connection with stock options issued under employee stock option plans, The Company has recorded expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options requiring a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 1996 and 1995 related to employee stock options was $3,105 and $3,153, respectively.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109). Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS RECEIVABLE

The Company extends credit to customers in accordance with normal industry standards and terms. Credit risk arises as customers default on trade accounts receivable owed to the Company. The Company has established an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Under certain circumstances, the Company requires that a portion of the estimated billings be paid prior to delivering products or performing services. In addition, the Company may revoke customer contracts if outstanding amounts are not paid.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade accounts receivable, contract service work in process, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The carrying value of notes payable and long-term debt approximates fair value because the current rates approximate market rates available on similar instruments.

RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with the 1996 financial statement presentation.

(2)     Merger

On March 15, 1996, the TMS board of directors and the Sequoia Computer Corporation board of directors and shareholders approved the merger of a subsidiary of TMS with and into Sequoia which resulted in Sequoia becoming a wholly-owned subsidiary of TMS. Sequoia, founded in 1987, develops and markets innovative software products in the document image processing, image enhancement, forms processing, and data entry industries. Under the terms of the agreement, Sequoia shareholders received 2.837 shares of TMS common stock for each Sequoia share. Accordingly, TMS issued 3,643,220 shares of its common stock for all of the outstanding shares of Sequoia common stock. Additionally, outstanding options and warrants to acquire Sequoia common stock were converted to options to acquire 1,641,651 shares of TMS common stock.

The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the results of Sequoia for all periods presented. Combined and separate results of TMS and Sequoia during the periods preceding the merger were as follows:

______________________________________________________________________________
                   			TMS        Sequoia     Eliminations    Consolidated
______________________________________________________________________________

Six months ended
  February 29, 1996
   (unaudited)
    Net revenue    $2,478,660    590,976       (23,365)        3,046,271
    Net income        418,896     56,712            -            475,608

Fiscal year ended
  August 31, 1995
    Net revenue    $4,221,120    988,949            -          5,210,069
    Net income        771,481    212,525            -            984,006
______________________________________________________________________________

The combined financial results presented above include reclassification adjustments made to conform the accounting policies of the two companies. There were no adjustments that impacted net income. All material intercompany transactions were eliminated in consolidation.

In connection with the merger, the Company expensed non-recurring transaction costs of approximately $234,000 in the second and third quarters of fiscal 1996. These transaction costs primarily include legal and accounting fees.

(3)     Note Payable and Long-Term Debt

At August 31, 1996, the Company had a $600,000 operating line of credit with a bank which bears interest at 1.0% above prime and expires on November 3, 1996. At August 31, 1996, there was no balance outstanding against the line of credit. The Company had a note payable of $75,000 outstanding against the line of credit at August 31, 1995. The Company anticipates the line of credit will be increased to $800,000 and extended when it matures.

At August 31, 1996 and 1995,  the Company had $376,626 and $396,111
outstanding under a long-term note payable to a bank. The note bears interest at 6.25% and is due January 1, 2009. The interest rate is based on an Oklahoma small business program and may be adjusted at the end of each two year period, beginning on June 30, 1996. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1996, and thereafter, are as follows: 1997, $20,825; 1998, $22,184; 1999, $23,631;
2000, $25,119; 2001, $26,822; thereafter, $258,045.

The line of credit and long-term note are secured by all accounts, equipment, furniture and fixtures, and real property of the Company.

(4)     Income Taxes

Income tax benefit for fiscal year 1996 was $170,942. The significant components of the 1996 benefit include: deferred tax expense, $163,910; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $335,652; and state income tax, $800. Income tax benefit for fiscal year 1995 was $170,539. The significant components of the 1995 benefit include: deferred tax expense, $319,501; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $495,000; state income tax, $800; and Federal alternative minimum tax, $4,160. Income tax benefit (expense) for 1996 and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

	_______________________________________________________________________
                                       							 1996           1995
	_______________________________________________________________________
	Computed "expected" tax expense              (34.0%)        (34.0%)
	Change in the beginning-of-the-year
	 deferred tax assets valuation allowance     158.0%          61.0%
	Merger costs not deductible                  (40.0%)           -
	State income tax, net of Federal income
	 tax benefit                                 (4.0%)         (4.0%)
	Other                                          1.0%          (2.0%)
	_______________________________________________________________________
	Effective income tax benefit rate             81.0%          21.0%
	=======================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1996 and 1995 are presented in the following table.

	_______________________________________________________________________
                                          							1996           1995
	_______________________________________________________________________
	Deferred tax assets:
	    Net operating loss carryforwards        $1,777,671      1,855,864
	    Tax credit carryforwards                   417,000        417,000
	    Employee stock options                     134,496         62,501
	    Other                                       47,502         58,552
	_______________________________________________________________________
	      Total gross deferred tax assets        2,376,669      2,393,917
	      Less valuation allowance               1,545,469      1,864,000
	_______________________________________________________________________
	      Net deferred tax assets                  831,200        529,917

       Deferred tax liabilities:
	    Property and equipment                     (55,670)       (68,502)
	    Capitalized software costs                (193,546)       (99,204)
	    Cash method of accounting for Sequoia's
	      income tax                              (125,823)       (77,792)
	_______________________________________________________________________
	      Net deferred tax asset (liability)    $  456,161        284,419
	=======================================================================

SFAS No. 109 provides for recognition of deferred tax assets when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $456,161 at August 31, 1996. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, net operating loss, and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1,200,000 prior to the expiration of the net operating loss and tax credit carryforwards. Taxable income for the years ended August 31, 1996 and 1995 approximated $214,000 and $478,000, respectively.

The $1,545,649 valuation allowance provides for net operating loss and tax credit carryforwards that, as of August 31, 1996, are not expected to be realized prior to expiration. At August 31, 1996 the Company's net operating loss carryforwards, investment tax credit carryforwards, and research and experimental tax credit carryforwards approximated $5,000,000, $47,000 and $370,000, respectively. These carryforwards expire during the years 1998 through 2004. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

(5)     Stock Options

In 1985, the Company's board of directors approved an employee incentive stock option plan ("1985 Plan"). Options to purchase 1,000,000 shares of the Company's common stock at a price of $.125 per share were granted under this plan. The options are exercisable after one year of continued employment with the Company following the grant date, and expire ten years after the grant date.

In 1989, the Company adopted an employee stock option plan and a senior employee stock option plan. Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan and options to purchase 850,000 shares of the Company's common stock at $.125 per share were granted under the senior employee stock option plan. The options become exercisable over a five year period, beginning one year after the grant date. During fiscal year 1996, 27,000 previously-expired options were re-granted to employees at an exercise price of $.125 per share. The market price on the grant date was $1.30 per share.

Pursuant to the merger with Sequoia (see Note 2), the Company adopted a 1996 stock option plan ("1996 Plan") for all Sequoia employee, officer and director options (Sequoia options) in effect at the time of the merger to be converted into options for the right to purchase 1,164,651 shares of TMS common stock. The Sequoia options were converted to TMS options at a rate of 2.837:1 and a price of 35.24% of the original Sequoia option price. The conversion factors resulted in Sequoia option holders receiving TMS common stock options of corresponding value at the time of the plan of merger. The following table includes the effect of the 1996 Plan as if it was adopted at the beginning of the earliest period presented.

Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant.

The following is a summary of stock option transactions:

___________________________________________________________________________
                            					       Shares       Price/Share
___________________________________________________________________________

Shares under option:
At August 31, 1994                    3,209,527       $.125-$.75
	Options granted                        347,476       $.53
	Options exercised                     (225,403)      $.53
	Options cancelled                     (285,235)      $.32-$.44
___________________________________________________________________________
At August 31, 1995                    3,046,365       $.125-$.75
	Options granted                         27,000       $.125
	Options exercised                   (1,165,670)      $.125-$.53
	Options cancelled                     (149,021)      $.125-$.53
___________________________________________________________________________
At August 31, 1996                    1,758,674       $.125-$.75
===========================================================================

Options exercisable (cumulative)
	1995    2,577,869       $.125-$.75
	1996    1,580,210       $.125-$.75

Options becoming exercisable
  during the years ending August 31:
	1997    146,864         $.125-.53
	1998    15,400          $.125
	1999    5,400           $.125
	2000    5,400           $.125
	2001    5,400           $.125

In 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 provides companies with the option of expensing the "fair value" of stock options granted. With regard to the Company's stock options, no accounting is made until such time as the options are exercised unless the option price is less than the fair value of Company stock on the grant date. The Company does not intend to change its current accounting method regarding stock options. Therefore, SFAS 123 will not impact future operating results. The Company will adopt the expanded stock option disclosure requirements of SFAS 123 in its 1997 fiscal year.

(6)     Capital Stock

Of the Company's 13,213,837 shares of common stock outstanding at August 31, 1996, approximately 2,947,844 shares are restricted securities as defined by Rule 144 under the Securities Act of 1933, as amended.

(7)     Operating Leases

The Company leases office space and various equipment under operating leases. Rent expense was approximately $76,000 and $78,000, for 1996 and 1995, respectively. Operating leases for office space expire during fiscal year 1997.

(8)     Business and Credit Concentrations

In 1996 and 1995, one customer, POWERCOM-2000, Inc., a wholly-owned subsidiary of Briggs & Stratton, accounted for 11% and 22% of the Company's total revenue, respectively. POWERCOM-2000 also accounted for 8% and 13% of net trade accounts receivable at August 31, 1996 and 1995, respectively.

Information regarding the Company's operations by geographic area as, of and for the years ended August 31, 1996 and 1995, follows:

	_______________________________________________________________
	Revenue:                                  1996           1995
	_______________________________________________________________
	  United States                       $4,915,612      4,443,472
	  Europe/Asia (export sales)             494,082        403,957
	  Australia (export sales)               120,516        242,754
	  Canada (export sales)                   32,266         65,381
	  Other (export sales)                    50,100         54,505
	_______________________________________________________________
                            					      $5,612,576      5,210,069
	===============================================================
	_______________________________________________________________
	Accounts receivable (gross)               1996           1995
	_______________________________________________________________
	  United States                       $1,364,951      1,038,675
	  Europe/Asia                             68,526         89,520
	  Australia                               28,400         91,395
	  Canada                                   7,490          8,790
	  Other                                    1,000         14,475
	_______________________________________________________________
                            					      $1,470,367      1,242,855
	===============================================================

Schedule II

TMS, Inc. and Subsidiary (dba TMSSequoia)

Valuation and Qualifying Accounts

______________________________________________________________________________
            		   Balance at   Additions Charged To   Deductions-   Balance at
		               Beginning     Costs &    Other       Write-off       End
 Classification  of Period     Expenses  Accounts    of Accounts   of Period
______________________________________________________________________________
Year ended August
  31, 1996:
   Allowance for
    doubtful
    accounts      $  99,318      142,535      -          141,853      100,000

Year ended August
  31, 1995:
   Allowance for
    doubtful
    accounts      $ 115,299      109,268      -          125,249       99,318
______________________________________________________________________________

								                                                          Exhibit 23.1
Independent Auditor's Consent

The Board of Directors
TMS, Inc.:

We consent to incorporation by reference in the Registration Statement on Form S-8 filed by the Company on May 16, 1996, of TMS, Inc. of our report dated October 4, 1996, relating to the consolidated balance sheets of TMS, Inc. and subsidiary as of August 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, which report appears in the August 31, 1996, annual report on Form 10-KSB of TMS, Inc.

                          					      KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
October 28,1996