Form 10QSB
period 1996-11-30
TMS INC /OK/
filed 1997-01-06
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended:                    November 30, 1996

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

   	For the transition period from ____________ to ____________

                      Commission File Number  0-18250

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
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at November 30, 1996
Common stock, par value $.05 per share                    13,312,717


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                                PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


TMS, Inc.
Condensed Balance Sheets
November 30, 1996 and August 31, 1996

                                               November 30,       August 31,
                                                  1996               1996
                                               -------------     -------------


Cash                                          $     448,426           546,745
Trade accounts receivable, net                    1,227,249         1,374,079
Contract service work in process                    321,839           209,583
Other current assets                                321,697           350,157
                                               -------------     -------------
   Total current assets                           2,319,211         2,480,564
                                               -------------     -------------


Property and equipment                            2,410,675         2,384,267
Accumulated depreciation and amortization          (964,130)         (901,928)
                                               -------------     -------------
   Net property and equipment                     1,446,545         1,482,339
                                               -------------     -------------

Capitalized software development costs, net         519,243           509,867
Other assets                                        233,632           235,615
                                               -------------     -------------

Total assets                                      4,518,631         4,708,385
                                               =============     =============



Current liabilities                                 578,742           642,383

Long-term debt, net of current installments         350,372           355,801
                                               -------------     -------------
     Total liabilities                              929,114           998,184
                                               -------------     -------------


Common stock                                        665,636           660,692
Additional paid-in capital                       11,447,486        11,416,680
Unamortized deferred compensation                   (32,194)          (32,970)
Accumulated deficit                              (8,491,411)       (8,334,201)
                                               -------------     -------------
   Total shareholders' equity                     3,589,517         3,710,201
                                               -------------     -------------


Total liabilities and shareholders' equity     $  4,518,631         4,708,385
                                               =============     =============


See accompanying notes to condensed
financial statements.

TMS, Inc.
Condensed Statements of Operations
Three Months Ended November 30, 1996 and 1995


                                                    1996              1995
                                               -------------     -------------
Revenue:

   Licensing and royalties                     $    650,521         1,086,096
   Software development services                    429,338           230,167
   Document conversion services                     125,038           287,185
                                               -------------     -------------
                                                  1,204,897         1,603,448
                                               -------------     -------------
Operating costs and expenses:

   Cost of licensing and royalties                  242,114           200,489
   Cost of software development services            206,454           149,046
   Cost of document conversion services             107,081           206,518
   Selling, general and administrative expenses     808,349           848,799
   Research and development                           9,125            30,173
                                               -------------     -------------
                                                  1,373,123         1,435,025
                                               -------------     -------------

Operating (loss) income                            (168,226)          168,423

Other income, net                                    11,817            22,847
                                               -------------     -------------

(Loss) income before income taxes                  (156,409)          191,270

Income tax expense                                      800            14,913
                                               -------------     -------------

Net (loss) income                              $   (157,209)          176,357
                                               =============     =============


Net (loss) income per common and common
   equivalent share                                   (0.01)             0.01
                                               =============     =============

Weighted average common and common
   equivalent shares                             13,312,717        13,091,519
                                               =============     =============


See accompanying notes to condensed
   financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Three Months Ended November 30, 1996 and 1995


                                                    1996              1995
                                               -------------     -------------


Net cash flows (used in) provided by
   operating activities                             (21,696)          342,807
                                               -------------     -------------


Cash flows from investing activities:
   Purchases of property and equipment              (32,056)          (28,019)
   Capitalized software development costs           (78,336)         (113,318)
   Patent costs                                      (4,128)          (17,814)
   Proceeds from sale of equipment                    7,245             3,635
                                               -------------     -------------
   Net cash used in investing activities           (107,275)         (155,516)
                                               -------------     -------------

Cash flows from financing activities:
   Repayment of long-term debt                       (5,098)           (6,289)
   Proceeds from short-term note payable                 -            318,000
   Repayments of short-term note payable                 -           (393,000)
   Issuance of common stock                          35,750            11,696
                                               -------------     -------------
   Net cash provided by (used in)
     financing activities                            30,652           (69,593)
                                               -------------     -------------

Net increase (decrease) in cash                     (98,319)          117,698


Cash at beginning of period                         546,745           404,238
                                               -------------     -------------

Cash at end of period                               448,426           521,936
                                               =============     =============

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements
------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1996.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        RESULTS OF OPERATIONS

This analysis of the Company's results of operations and financial condition contains certain forward-looking statements regarding the Company's business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail and computer software industries and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.


Revenue
-------
Total revenue for the first quarter of fiscal 1997 was $1,204,897 compared to $1,603,448 for the same quarter of fiscal 1996, a decrease of $398,551 or 25%.

Licensing and royalties revenue for the first quarter of fiscal 1997 decreased $435,575, or 40% over licensing and royalties revenue for the same quarter of fiscal 1996. First quarter revenue from text products decreased $121,881, or 68%, from the same quarter last year. As mentioned in the Company's 10-KSB for the year ended August 31, 1996, revenue from text products is expected to continue to decline because future development of this technology will occur on a customer contract basis and be reported as software development service revenue. Revenue from imaging products (e.g. ViewDirector) decreased $300,106, or 48%, over last year, while revenue from image enhancement products (e.g. FormFix, ScanFix) remained flat at approximately $265,000 for both quarters. The decreases in imaging and image enhancement product revenues may be attributed to competition and price erosion for the Company's imaging technology, and late releases of the Company's ViewDirector Plug-in and FormFix products which hindered revenue growth in both product groups. The ViewDirector Plug-in and FormFix final products were released early in the second quarter.

Software development service revenue for the first quarter of fiscal 1997 was $429,338 compared to $230,167 for the first quarter of fiscal 1996, an increase of $199,171 or 87%. During the first quarter of fiscal 1997, the software development services group was operating at full capacity and at November 30, 1996 had a service revenue backlog of approximately $500,000. During the first quarter of fiscal 1996, the Company was in the process of rebuilding it's software development service business.

Document conversion service revenue for the first quarter of fiscal 1997 was $125,038 compared to $287,185 for the first quarter of fiscal 1996, a decrease of $162,147, or 56%. During the first quarter of fiscal 1996, service under the Toro contract, which was substantially completed during March of 1996, accounted for approximately $188,000, or 66% of the document conversion revenue. The Company has secured new document conversion service contracts, but not at the level of revenue provided under the Toro contract. The Company has a sales and marketing plan underway to obtain additional document conversion service opportunities, but there can be no assurance as to when additional document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized for Toro. Management reduced the number of document conversion employees during the first quarter of the current fiscal year to help offset the decline in revenues and is prepared to make additional cost cutting measures where necessary.


Operating Costs and Expenses
----------------------------
Total operating costs and expenses for the quarter ended November 30, 1996, were $1,373,123 compared to $1,435,025 for the same quarter in fiscal 1996, a decrease of $61,902 or 4%.

The cost of licensing and royalties increased $41,625, or 21%, for the first quarter of fiscal 1997, compared to the same period a year ago. The gross profit margin for licensing and royalties was 63% and 82% for the three months ended November 30, 1996 and 1995, respectively. The decrease in gross profit margin is primarily attributable to the 40% decrease in licensing and royalty revenue and more engineering time devoted to product maintenance.

The cost of software development services increased $57,408, or 39%, for the first quarter of fiscal 1997, compared to the same period a year ago. The gross profit margin for software development services was 52% and 35% for the three months ended November 30, 1996 and 1995, respectively. The increased cost of software development services is primarily attributable to the
additional personnel   needed to satisfy contract requirements.  Improved
gross margins are a direct result of the engineering service group operating at full capacity during the fiscal 1997 first quarter.

The cost of document conversion services decreased $99,437, or 48%, for the first quarter of fiscal 1997, compared to the same period a year ago. The gross profit margin for document conversions services was 14% and 28% for the three months ended November 30, 1996 and 1995, respectively. The decrease in costs is the direct result of management reducing the number of document conversion employees to help offset the decline in revenues. Despite the decrease in costs, gross margins declined over fiscal 1996 first quarter levels because of the number of employees and level of overhead that is required to be maintained in order to be responsive to new projects. Management is prepared to make additional cost reductions if revenue growth from the document conversion service division is not achieved.

Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased $40,450, or 5%, when compared to the first quarter of fiscal 1996. The decrease can be attributed to approximately $115,000 in non-recurring legal, accounting and other professional fees incurred during the prior year first quarter for the merger with Sequoia Data Corporation. The 100% decrease in merger costs over the prior year was partially offset by an additional $75,000, or 70%, investment in tradeshow and advertising. Management expects second quarter marketing costs to decrease approximately 50% over fiscal 1997 first quarter levels.

Research and development costs for the first quarter of fiscal 1996 decreased $21,048, or 70% from the same period a year ago. The decrease is primarily attributable to the Company focusing it's resources on product maintenance releases and new products and enhancements to existing products that are capitalized for financial accounting and reporting purposes. The Company capitalized software development costs of $78,336 and $113,318, during the first quarter of fiscal 1997 and 1996, respectively.

Income Taxes
------------
Deferred tax benefits of approximately $60,000 for the quarter ended November 30, 1996, was offset by deferred tax expense of approximately $60,000 attributable to the increase in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets. The current tax expense of $800 recognized for the fiscal 1997 first quarter represents state taxes paid.

Net Loss/Income
---------------
Net loss for the first quarter of fiscal 1997 was $157,209, or $.01 per share, compared to net income of $176,357, or $.01 per share, for the first quarter of fiscal 1996. The 25% decrease in revenue and lower gross margins for licensing and royalties and document conversion services, were the primary factors that caused the fiscal 1997 first quarter loss.


                             FINANCIAL CONDITION

Working capital, at November 30, 1996 was $1,740,469 with a current ratio of 4.0:1 compared to $1,838,181, with a current ratio of 3.9:1, at August 31, 1996. Net cash used in operations for the three months ended November 30, 1996 was $21,696 compared to net cash provided by operations of $342,807 for the three months ended November 30, 1995. The current quarter net loss and slower customer billing cycles associated with custom software services were the primary factors that affected operating cash flows. Net cash used in investing activities for the first three months of fiscal 1997 was $107,275 compared to $155,516 for the same period in fiscal 1996.

During the quarter ended November 30, 1996, the Company did not borrow against it's $800,000 line of credit. At November 30, 1996, the Company's long-term debt was $350,372. Current obligations under the long-term debt total $21,156.

The Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, expanded sales staff and adequate promotion of the Company and its products.


                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

None



Exhibits

Exhibit No.     Name of Exhibit

        27	Financial Data Schedule as of and for the three month period ending November 30, 1996.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


                                 /s/ Maxwell Steinhardt
Date: January 6, 1997            _______________________
                                 Maxwell Steinhardt
                                 Chief Executive Officer

                                 /s/ Deborah D. Mosier
Date: January 6, 1997            _______________________
                                 Deborah D. Mosier
                                 Chief Financial Officer