Form 10QSB
period 1997-02-28
TMS INC /OK/
filed 1997-04-10
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended:                      February 28, 1997

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
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at February 28, 1997
Common stock, par value $.05 per share                    13,423,049


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                                PART I -
FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 28, 1997 and August 31, 1996



                                          February 28,        August 31,
                                              1997               1996

Cash                                      $   622,648           546,745
Trade accounts receivable, net              1,147,779         1,374,079
Contract service work in process              389,091           209,583
Other current assets                          357,889           350,157
                                           -----------       -----------
Total current assets                        2,517,407         2,480,564
                                           -----------       -----------

Property and equipment                      2,478,553         2,384,267
Accumulated depreciation
  and amortization                         (1,028,705)         (901,928)
                                           -----------       -----------
     Net property and equipment             1,449,848         1,482,339
                                           -----------       -----------
Capitalized software development
   costs, net                                 507,337           509,867
Other assets                                  238,121           235,615
                                           -----------       -----------
Total assets                                4,712,713         4,708,385
                                           ===========       ===========

Current liabilities                           577,794           642,383

Long-term debt, net of current
   installments                               344,797           355,801
                                            ----------       -----------

     Total liabilities                        922,591           998,184
                                            ----------       -----------

Common stock                                  671,659           660,692
Additional paid-in capital                 11,472,456        11,416,680
Unamortized deferred compensation             (32,194)          (32,970)
Accumulated deficit                        (8,321,799)       (8,334,201)
                                           -----------       -----------
Total shareholders' equity                  3,790,122         3,710,201
                                           -----------       -----------
Total liabilities and shareholders'
  equity                                  $ 4,712,713         4,708,385
                                           ===========       ===========

See accompanying notes to condensed
   financial statements.

TMS, Inc.

Condensed Statements of Operations
Three and Six Months Ended February 28, 1997
  and February 29, 1996


                                  Three Months Ended         Six Months Ended
                                 1997            1996       1997          1996
                                 ----            ----       ----          ----
Revenue:
 Licensing and royalties     $  917,161        992,199    1,567,682   2,078,275
 Software development
  services                      416,928        174,508      846,266     404,675
 Document conversion
  services                      133,960        276,136      258,997     563,321
                              ---------     ----------    ---------   ---------
                              1,468,049      1,442,843    2,672,945   3,046,271
Operating costs
 and expenses:
Cost of licensing and
  royalties                     261,198        271,622      512,437     502,284
Cost of software development
  services                      218,560        127,780      425,014     276,826
Cost of document conversion
 services                        84,559        212,083      191,640     418,601
Selling, general and
 administrative expenses        744,388        729,093    1,552,759   1,577,889
                              ---------      ---------    ---------   ---------
                              1,308,705      1,340,578    2,681,850   2,775,600
                              ---------      ---------    ---------   ---------

Operating income (loss)         159,344        102,265       (8,905)    270,671

Other income, net                10,222          9,665       22,107      32,511
                              ---------      ---------    ---------   ---------
Income before income taxes      169,566        111,930       13,202     303,182

Income tax expense (benefit)        -         (187,342)         800    (172,430)
                              ---------      ---------    ---------   ---------
Net income                   $  169,566        299,272       12,402     475,612
                              =========      =========    =========   =========

Net income per common and
 common equivalent share     $  0.01            0.02         0.00         0.03
                              =========      =========    =========   =========
Weighted average common
 and common equivalent
 shares                      14,092,438     14,297,244   14,124,600  13,985,486
                             ==========     ==========   ==========  ==========

See accompanying notes to
 condensed financial statements.

TMS, Inc.

Condensed Statements of Cash Flows
Six Months Ended February 28, 1997
 and February 29, 1996

                                          1997               1996
                                          ----               ----
Net cash flows provided by
 operating activities              $    270,963            402,994
                                      ---------          ---------

Cash flows from investing
 activities:
  Purchases of property and
   equipment                            (99,934)           (70,043)
  Capitalized software development
   costs                               (152,550)          (168,583)
  Patent costs                           (6,223)           (17,814)
  Proceeds from sale of equipment         7,245              3,635
                                      ----------          ---------
  Net cash used in investing
   activities                          (251,462)          (252,805)
                                      ----------          ---------

Cash flows from financing
  activities:
  Repayment of long-term debt           (10,341)           (11,154)
  Proceeds from short-term note
   payable                                   -             468,000
  Repayments of short-term notes
   payable                                   -            (543,000)
  Issuance of common stock               66,743             16,969
                                      ----------          ---------
  Net cash provided by (used in)
   financing activities                  56,402            (69,185)
                                      ----------          ---------

Net increase in cash                     75,903             81,004

Cash at beginning of period             546,745            404,238
                                      ----------          ---------
Cash at end of period                $  622,648            485,242
                                      ==========          =========

See accompanying notes to condensed
 financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements
------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1996.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

This analysis of the Company's results of operations and financial condition contains certain forward-looking statements regarding the Company's business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the computer software industries and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.


Revenue
-------
Total revenue for the second quarter of fiscal 1997 was $1,468,049 compared to $1,442,843 for the same period in fiscal 1996, an increase of $25,206 or 2%. Total revenue for the first six months of fiscal 1997 decreased 12% to $2,672,945 as compared to the $3,046,271 reported for the same period in fiscal 1996.

Licensing and royalties revenue, when compared to fiscal 1996, decreased $75,038, or 8%, for the second quarter of fiscal 1997, and $510,593, or 25%, for the first six months of the current year. Second quarter text product revenue was fairly consistent for both the current and prior year second quarter, while text product revenue for the first six months of fiscal 1997 decreased $105,281, or 43%, from the same period last year. As mentioned in the Company's 10-KSB for the year ended August 31, 1996, revenue from text products is expected to continue to decline because future development of this technology will occur on a customer contract basis and be reported as software development service revenue. For the second quarter of the current year, revenue from imaging products (e.g. ViewDirector) decreased $92,525, or 7%, while revenue from image enhancement products (e.g. FormFix, ScanFix) remained flat at approximately $250,000 for both quarters. For the first six months of the current year, revenue from imaging products decreased $392,631, or 30%, and revenue from image enhancement products decreased $36,100, or 7%, over the same period last year. Competition and price erosion has had the biggest impact on the overall decline in revenue from imaging products. The potential for near-term growth in imaging revenue is primarily expected to come from the Company's ViewDirector Plug-in products. Markets for the plug-in products
include all internet and corporate intranet users.   Growth in image
enhancement product revenue has been hindered by a shortage in personnel available to process sales leads. Near the end of the second quarter, the Company hired two additional salespeople on the west coast to focus on image enhancement product sales.

Software development service revenue for the second quarter of fiscal 1997 was $416,928 compared to $174,508 for the same period last year, an increase of $242,420, or 139%. For the first six months of the current year software development service revenue of $846,266 increased $441,591, or 109%, over the same period last year. The increase in software development services revenue over the prior year is attributable to the group operating at full capacity throughout the first six months of the current fiscal year. In the prior year, the Company was in the process of rebuilding its software development service business after the successful completion and delivery to a significant customer, Powercom 2000. Contract services to one customer, Learjet, accounted for approximately 33% of the total fiscal 1997 second quarter service revenue, and 40% of the total current year six month service revenue. Significant services under the Learjet contract are expected to end during the third quarter of the current fiscal year. Negotiations are currently underway with potential customers to help replace the level of revenue generated under the Learjet contract. Management expects certain new contracts to be secured in the third quarter of the current fiscal year, although there can be no assurance as to when or if any of these software development service contracts will be finalized. If the aforementioned negotiations are not successful or other new contracts can not be secured, revenue from software development services may decline. Management is prepared to take the appropriate cost cutting measures in the event that software development service revenues do not increase.

Document conversion service revenue for the second quarter of fiscal 1997 was $133,960 compared to $276,136 for the second quarter of fiscal 1996, a decrease of $142,176 or 51%. For the first six months of the current year, document conversion service revenue was $258,997 compared to $563,321 for the same period last year, a decrease of $304,324, or 54%. During the first six months of fiscal 1996, service under the Toro contract, which was substantially completed during March of 1996, accounted for approximately $309,000 or 55% of the total document conversion service revenue. The Company has secured new document conversion service contracts, but not at the level of revenue provided under the Toro contract. The Company has a sales and marketing plan in process to obtain additional document conversion service opportunities, but there can be no assurance as to when additional document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized from Toro. Management continues to adjust the number of document conversion employees to a level that is commensurate with service contract demand and is prepared to make additional adjustments as necessary.


Operating Costs and Expenses
----------------------------
Total operating costs and expenses for the second quarter ended February 28, 1997, were $1,308,705 compared to $1,340,578 for the same quarter in fiscal 1996, a decrease of $31,873 or 2%. For the first six months of the current year, operating costs and expenses were $2,681,850 compared to $2,775,600 for the same period last year, a decrease of $93,750, or 3%.

The cost of licensing and royalties decreased $10,424, or 4%, for the second quarter of fiscal 1997, and increased $10,153, or 2%, for the first six months of fiscal 1997 compared to the same periods a year ago. The gross profit margin for licensing and royalties approximated 72% for the current and prior year second quarters. For the first six months of the current year the gross profit margin for licensing and royalties was 67% compared to 76% for the same period last year. The decrease in gross profit margin is primarily attributable to the 25% decrease in licensing and royalty revenue.

The cost of software development services increased $90,780, or 71%, for the second quarter of fiscal 1997, and increased $148,188, or 54%, for the first six months of fiscal 1997, compared to the same periods a year ago. The gross profit margins for software development services were 48% and 27% for the current and prior year second quarters, respectively. For the first six months of the current year the gross profit margin was 50% compared to 32% for the same period last year. The increased cost of software development services is primarily attributable to the additional personnel needed to satisfy contract requirements. Improved gross margins are a direct result of the engineering service group operating at full capacity throughout the first six months of the current year.

The cost of document conversion services, when compared to the prior year, decreased $127,524, or 60%, for the second quarter of fiscal 1997, and decreased $226,961, or 54%, for the first six months of fiscal 1997. The gross profit margins for document conversions services were 37% and 23% for the current and prior year second quarters, respectively. For the first six months of both the current and prior year, the gross profit margin was 26%. The decrease in costs is the direct result of management adjusting the number of document conversion employees to help offset the decline in revenues. Gross margins for the current year second quarter were higher than last year because of the type of projects being serviced and a more experienced staff.

Selling, general and administrative expenses for the second quarter of fiscal 1997 increased $15,295, or 2%, and for the first six months decreased $25,130, or 2%, when compared to the same periods last year. The Company incurred approximately $172,000 in non-recurring legal, accounting and other professional fees during the first six months of the prior year related to the merger with Sequoia Data Corporation. The 100% decrease in merger costs over the prior year was partially offset by increased investments in tradeshow, advertising and other marketing activities, and a shift in certain employee responsibilities from service providers to managerial and business development positions.

Income Taxes
------------
Deferred tax expense of approximately $5,000 for the six months ended February 28, 1997, was offset by deferred tax benefits of approximately $5,000 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets. At the end of the prior year second quarter the Company decreased it's valuation allowance for deferred tax assets by $210,000 to give additional recognition to net operating loss carryforwards that the Company has available to offset income tax liabilities. The current tax expense of $800 recognized in the current year represents state taxes paid.


                             FINANCIAL CONDITION

Working capital at February 28, 1997 was $1,939,613 with a current ratio of 4.3:1 compared to $1,838,181, with a current ratio of 3.9:1, at August 31, 1996. Net cash provided by operations for the six months ended February 28, 1997 was $270,963 compared to net cash provided by operations of $402,994 for the six months ended February 29,1996. Lower current year net income and slower customer billing cycles associated with custom software services were the primary factors that adversely affected operating cash flows as compared to last year. Net cash used in investing activities for the first six months of fiscal 1997 was $251,462 compared to $252,805 for the same period in fiscal 1996.

During the first six months ended February 28, 1997, the Company did not borrow against it's $800,000 line of credit. At February 28, 1997, the Company's long-term debt was $344,797. Current obligations under the long-term debt total $21,488.

The Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements.


                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)  The Company held its annual meeting of shareholders on January 17, 1997.

b)  The following matters were voted upon at the annual meeting:
    1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                                Affirmative             Votes Withheld
Dana R. Allen			                11,163,428		               250,895
Doyle E. Cherry			              11,281,907		               132,416
James R. Rau, M.D.              11,281,907                 132,416
Maxwell Steinhardt              11,357,728                  56,595
Marshall C. Wicker              11,281,907                 132,416

    2) The shareholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants for 1997. Affirmative votes were 11,359,376; negative votes were 30,547; and abstentions were 24,400.


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------
None



Exhibits
--------
Exhibit No.     Name of Exhibit

   27 Financial Data Schedule as of and for the six month period ending February 28, 1997.






SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.

        April 10, 1997           /s/ Maxwell Steinhardt
Date: ____________________       _______________________
                                 Maxwell Steinhardt
                                 Chief Executive Officer

        April 10, 1997           /s/ Deborah D. Mosier
Date: ____________________       _______________________
                                 Deborah D. Mosier
                                 Chief Financial Officer