Form 10QSB
period 1997-05-31
TMS INC /OK/
filed 1997-07-01
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended:                      May 31, 1997

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
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at May 31, 1997
Common stock, par value $.05 per share                    13,431,049


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                                PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
May 31, 1997 and August 31, 1996


                                           May 31,       August 31,
                                            1997            1996
                                        ------------   ------------

Cash                                  $    421,343        546,745
Trade accounts receivable, net           1,319,089      1,374,079
Contract service work in process           425,361        209,583
Other current assets                       351,973        350,157
                                        ------------   ------------
  Total current assets                   2,517,766      2,480,564
                                        ------------   ------------

Property and equipment                   2,608,093      2,384,267
Accumulated depreciation and
   amortization                         (1,096,406)      (901,928)
                                        ------------   ------------
   Net property and equipment            1,511,687      1,482,339
                                        ------------   ------------
Capitalized software development
   costs, net                              501,147        509,867
Other assets                               237,537        235,615
                                        ------------   ------------

Total assets                             4,768,137      4,708,385
                                        ============   ============

Current liabilities                        621,422        642,383

Long-term debt, net of current
   installments                            339,252        355,801
                                        ------------   ------------

Total liabilities                          960,674        998,184
                                        ------------   ------------

Common stock                               672,058        660,692
Additional paid-in capital              11,473,055     11,416,680
Unamortized deferred compensation          (31,121)       (32,970)
Accumulated deficit                     (8,306,529)    (8,334,201)
                                        ------------   ------------
Total shareholders' equity               3,807,463      3,710,201
                                        ------------   ------------

Total liabilities and shareholders'
   equity                             $  4,768,137      4,708,385
                                        ============   ============

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Operations
Three and Nine Months Ended May 31, 1997 and
May 31, 1996


                                 Three Months Ended         Nine Months Ended
                                  1997        1996         1997         1996
                              ----------    ---------   ---------    ---------
Revenue:
 Licensing and royalties     $  1,041,377     696,905   2,609,059   2,775,181
 Software development
  services                        164,373     243,101   1,010,639     647,775
 Document conversion services     244,124     229,349     503,122     792,670
                                ----------   ---------  ----------  ----------

                                1,449,874   1,169,355   4,122,820   4,215,626
                                ----------  ----------  ----------  ----------
Operating costs and expenses:
 Cost of licensing and
  royalties                       255,953     237,761     768,390     740,047
 Cost of software development
  services                        193,864     157,708     618,878     434,536
 Cost of document conversion
  services                        123,127     180,786     314,767     599,387
 Selling, general and
  administrative expenses         854,273     756,655   2,407,820   2,334,546
                                ----------  ----------  ---------   ---------
                                1,427,217   1,332,910   4,109,855   4,108,516
                                ----------  ----------  ---------   ---------

Operating (loss) income            22,657    (163,555)     12,965     107,110

Other income, net                   9,900       5,182      32,007      38,292
                                ----------   ----------  ---------   ---------

Income (loss) before
  income taxes                     32,557    (158,373)     44,972     145,402

Income tax expense (benefit)       17,300     (36,849)     17,300    (209,279)
                               -----------   ----------  ---------   ---------


Net income (loss)            $     15,257    (121,524)     27,672     354,681
                               ===========   ==========  =========  ==========

Net (loss) income per common
 and common equivalent share $       0.00       (0.01)       0.00        0.03
                               ===========   ==========  ==========  ==========

Weighted average common and
 common equivalent shares      14,053,463   12,445,226  14,100,888 14,010,908
                              ===========   ==========  ========== ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Nine Months Ended May 31, 1997 and
May 31, 1996


                                               1997           1996
                                               ----           ----
Net cash flows (used in) provided
 by operating activities                  $  285,991        415,846
                                           ----------     ----------

Cash flows from investing activities:
 Purchases of property and equipment        (229,375)      (164,944)
 Capitalized software development costs     (235,240)      (278,422)
 Patent costs                                 (6,223)        (4,627)
 Proceeds from sale of equipment               7,245          3,635
                                           ----------     ----------
Net cash used in investing activities       (463,593)      (444,358)
                                           ----------     ----------

Cash flows from financing activities:
  Repayment of long-term debt                (15,541)       (16,030)
  Proceeds from short-term note payable           -         468,000
  Repayments of short-term note payable           -        (543,000)
  Issuance of common stock                    67,741        120,794
                                           ----------     ----------
Net cash provided by (used in)
  financing activities                        52,200         29,764
                                           ----------     ----------

Net increase (decrease) in cash             (125,402)         1,252

Cash at beginning of period                  546,745        404,238
                                           ----------     ----------

Cash at end of period                     $  421,343        405,490
                                           ==========     ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1996.

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All adjustments are normal and recurring.

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


Revenue
Total revenue for the third quarter of fiscal 1997 was $1,449,874 compared to $1,169,355 for the same period in fiscal 1996, an increase of $280,519 or 24%. Total revenue for the first nine months of fiscal 1997 decreased 2% to $4,122,820 as compared to the $4,215,626 reported for the same period in fiscal 1996.

Licensing and royalties revenue, when compared to fiscal 1996, increased $344,472 or 49%, for the third quarter of fiscal 1997, and decreased $166,122, or 6%, for the first nine months of the current year. Third quarter text product revenue was fairly consistent for both the current and prior year third quarter, while text product revenue for the first nine months of fiscal 1997 decreased $111,754, or 33%, from the same period last year. As mentioned in the Company's 10-KSB for the year ended August 31, 1996, revenue from text products is expected to continue to decline because future development of this technology will occur on a customer contract basis and be reported as software development service revenue. For the third quarter of the current year, revenue from imaging products (e.g. ViewDirector) increased $248,724, or 64%, and revenue from image enhancement products (e.g. FormFix, ScanFix) increased $89,901, or 47%. For the first nine months of the current year, revenue from imaging products decreased $143,909 or 9%, and revenue from image enhancement products increased $53,802, or 7%, over the same period last year. Competition and price erosion has had the biggest impact on the overall decline in revenue from imaging products. The potential for near-term growth in imaging revenue is primarily expected to come from the Company's ViewDirector Plug-in products. Markets for the plug-in products include all internet and corporate intranet users. During the current year third quarter, revenue from the ViewDirector Plug-in product accounted for approximately 91%, or $225,000, of the total growth in imaging technology. For the first nine months of the current year, ViewDirector Plug-in product revenue has contributed 26% to the Company's total imaging product revenue stream. Growth in image enhancement product revenue has been marginal. Near the end of the second quarter, the Company hired two additional salespeople on the west coast to focus on image enhancement product sales. The internal training cycle for new sales personnel ranges from three to five months; accordingly, the Company expects the additional sales staff to have a more significant impact on fourth quarter results.

Software development service revenue for the third quarter of fiscal 1997 was $164,373 compared to $243,101 for the same period last year, a decrease of $78,728, or 32%. For the first nine months of the current year, software development service revenue of $1,010,639 increased $362,864, or 56%, over the same period last year. The year-to-date increase in software development services revenue over the prior year may be attributed to the group operating at full capacity throughout the first six months of the current fiscal year. In the prior year, the Company was in the process of rebuilding it's software development service business. During the third quarter of the current year the Company began another rebuilding phase after completing a significant project for one customer, Learjet, which accounted for approximately 36% of the total current year nine-month service revenue. Negotiations are currently underway with potential customers to help replace the level of revenue generated under the Learjet contract. The Company secured new contracts late in the third quarter, and management expects that additional contracts will be secured in the fourth quarter to bring the software services group back to capacity. However, the Company can give no assurance as to when, or if, any of these software development service contracts will be finalized. If negotiations are not successful or other new contracts can not be secured, revenue from software development services may continue to decline. Management is prepared to take the appropriate cost cutting measures in the event that software development service revenues do not increase.

Document conversion service revenue for the third quarter of fiscal 1997 was $244,124 compared to $229,349 for the third quarter of fiscal 1996, an increase of $14,775 or 6%. For the first nine months of the current year, document conversion service revenue was $503,122 compared to $792,670 for the same period last year, a decrease of $289,548, or 37%. During the first nine months of fiscal 1996, service under the Toro contract, which was substantially completed during March of 1996, accounted for approximately $393,000 or 50% of the total document conversion service revenue. The Company has secured new document conversion service contracts, but not at the level of revenue provided under the Toro contract. The Company has a sales and marketing plan in process to obtain additional document conversion service opportunities, but there can be no assurance as to when additional document conversion service contracts will be secured, or if revenues from any new contracts will replace the level of revenue recognized for Toro. Management continues to adjust the number of document conversion employees to a level that is commensurate with service contract demand and is prepared to make additional adjustments as necessary.


Operating Costs and Expenses
Total operating costs and expenses for the third quarter ended May 31, 1997, were $1,427,217 compared to $1,332,910 for the same quarter in fiscal 1996, an increase of $94,307 or 7%. For the first nine months, operating costs and expenses approximated $4,100,000 in both the current and prior period.

The cost of licensing and royalties increased $18,192, or 8%, for the third quarter of fiscal 1997, and increased $28,343, or 4%, for the first nine months of fiscal 1997 compared to the same periods a year ago. The gross profit margin for licensing and royalties approximated 75% for the current year third quarter and 66% for prior year third quarter. For the first nine months of the current year the gross profit margin for licensing and royalties was 71% compared to 73% for the same period last year. Fluctuations in gross profit margins result from the mix of product versus royalty revenue reported, as royalty revenue results in little or no cost to the Company when it is received. Third quarter revenue from royalties increased approximately $120,000, or 27%, over the same period last year which primarily accounts for the significant increase in the third quarter margins over last year.

The cost of software development services increased $36,156 or 23%, for the third quarter of fiscal 1997, and increased $184,342, or 42%, for the first nine months of fiscal 1997, compared to the same periods a year ago. The gross profit (loss) margins for software development services were (18%) and 35% for the current and prior year third quarters, respectively. For the first nine months of the current year the gross profit margin was 39% compared to 33% for the same period last year. The increased cost of software development services is primarily attributable to the additional personnel needed to satisfy contract requirements through the first six months of the current year. The negative margins for the current third quarter reflects management's decision to maintain the current engineering capacity in preparation for new contracts that are in the process of being secured. The Company expects to be at or near full capacity midway into the fourth quarter of the current year. Improved gross margins for the first nine months are a direct result of the engineering service group operating at full capacity throughout the first six months of the current year.

The cost of document conversion services, when compared to the prior year, decreased $57,659, or 32%, for the third quarter of fiscal 1997, and decreased $284,620, or 47%, for the first nine months of fiscal 1997. The gross profit margins for document conversion services were 50% and 21% for the current and prior year third quarters, respectively. Gross profit margins for the first nine months of both the current and prior year were 37% and 24%, respectively. The decrease in costs is the direct result of management adjusting the number of document conversion employees to help offset the decline in revenues. Gross margins for the current year third quarter and nine months were higher than last year because of the type of projects being serviced and a more experienced staff.

Selling, general and administrative expenses for the second quarter of fiscal 1997 increased $97,618, or 13%, and for the first nine months increased $73,274, or 3%, when compared to the same periods last year. The Company incurred approximately $230,000 in non-recurring legal, accounting and other professional fees during the first nine months of the prior year related to the merger with Sequoia Data Corporation. The 100% decrease in merger costs over the prior year was partially offset by increased investments in tradeshow, advertising and other marketing activities, and a shift in certain employee responsibilities from service providers to managerial and business development positions.

Income Taxes
Deferred tax expense of approximately $17,300 for the nine months ended May 31, 1997, was reported at a 38% effective income tax rate. During the prior year, the Company decreased it's valuation allowance for deferred tax assets by $210,000 to give additional recognition to net operating loss carryforwards that the Company has available to offset income tax liabilities. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

FINANCIAL CONDITION

Working capital, at May 31, 1997 was $1,896,344 with a current ratio of 4.1:1 compared to $1,838,181, with a current ratio of 3.9:1, at August 31, 1996. Net cash provided by operations for the nine months ended May 31, 1997 was $285,991 compared to net cash provided by operations of $415,846 for the same nine month period last year. Lower net income in the current year and slower customer billing cycles associated with custom software services were the primary factors that affected operating cash flows as compared to last year. Net cash used in investing activities for the first nine months of fiscal 1997 was $463,593 compared to $444,358 for the same period in fiscal 1996.

During the first nine months ended May 31, 1997, the Company did not borrow against it's $800,000 line of credit. At May 31, 1997, the Company's long-term debt was $339,252. Current obligations under the long-term debt total $21,833.

The Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None



Exhibits

Exhibit No.     Name of Exhibit

        27	     Financial Data Schedule as of and for the nine month period ended May 31, 1997.






SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS,Inc.



      July 1, 1997               /s/ Maxwell Steinhardt
Date: -------------                  -----------------------
                                     Chief Executive Officer

      July 1, 1997               /s/ Deborah D. Mosier
Date: -------------                  -----------------------
                                     Chief Financial Officer