Form 10KSB
period 1997-08-31
TMS INC /OK/
filed 1997-11-21
CIK 835412

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended August 31, 1997

                        Commission File Number: 0-18250

                                TMS, Inc.
               (Exact name of registrant as specified in its charter)

            Oklahoma                                     91-1098155
   (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

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

                                YES___  NO_X_

                The issuer's revenues for its most recent fiscal year were $5,665,185
                     ----------

        Aggregate market value of voting stock held by nonaffiliates as of October 20, 1997: $5,738,719
                           ----------

    Number of shares outstanding of each of the Registrant's classes of common stock, as of October 20, 1997:

                Common Stock, $.05 par value:  13,283,906
                                               ----------

                   Documents Incorporated By Reference

	Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

	The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on January 23, 1998 is incorporated by reference in Part III, Items 9, 10, 11, and 12.

	Transitional Small Business Disclosure Format:   YES___	NO_X_


                         TMS, Inc. (dba TMSSequoia)

                                FORM 10-KSB

                  For the fiscal year ended August 31, 1997

                             TABLE OF CONTENTS

                                                                       PAGE
PART I                                                                    1

        Item 1.     Business                                              1
        Item 2.     Properties                                            9
        Item 3.     Legal Proceedings                                    10
        Item 4.     Submission of Matters to a Vote of Security Holders  10

PART II                                                                  10

        Item 5.     Market for Common Equity and Related Stockholder
                    Matters                                              10
        Item 6.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  11
        Item 7.     Financial Statements                                 13
        Item 8.     Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure                  13

PART III                                                                 13

        Item 13.    Exhibits and Reports on Form 8-K                     14

Signatures                                                               15

Index to Financial Statements and Financial Statement Schedule          F-1


Companies and products named in this document may be trademarks of the respective companies with which they are associated.

PART I

ITEM 1.	BUSINESS

General Development of Business

    TMS, Inc., doing business as TMSSequoia (the "Company") is an Oklahoma corporation which has been engaged in the computer software business since 1981.

    On March 15, 1996, the Company's board of directors and the board of directors and shareholders of Sequoia Computer Corporation ("Sequoia"), a California corporation, approved the merger of a subsidiary of the Company with and into Sequoia which resulted in Sequoia becoming a wholly-owned subsidiary of the Company. See "Merger" in Note 9 to the Financial Statements. Sequoia, founded in 1987, developed and marketed innovative software products in the document image processing, image enhancement, forms processing, and data entry industries. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Sequoia for all periods presented. On September 1, 1996, Sequoia merged with and into the Company and the subsidiary was dissolved.

    The Company licenses computer software products and provides software development and document conversion services to enable information delivery through electronic publishing and electronic image management.

 Products and Services

    The Company's operations include developing and marketing software products and services to corporations, governments and large institutions. The Company receives service fees, license fees and royalties from its customers. The Company's products are primarily document image viewing, document image capture and enhancement, and document image processing toolkits and complete applications. Toolkits offer customers the core technology necessary for developing new software applications or customizing existing applications. Applications are complete versions of the toolkit technology, and do not require additional programming or expertise.
Customers find toolkits desirable because they are easy to adapt to changing user needs. As the marketplace has expanded, a shift has emerged from tool level product demand to more complete application demand. As a result, the Company is using its toolkits to build its own lines of software applications to meet the demand for complete applications, thus expanding its product offerings.

    The Company's services include software development and consulting including forms processing, document imaging and database applications. The Company also provides document conversion services for the conversion of paper documents for use in electronic publishing environments. The Company emphasizes the development of software for customers desiring new or custom software applications, and document conversion services for customers desiring to convert paper and other media to electronic form.

    Some toolkit customers contract for the Company's custom software development services. The Company benefits by selling its services as well as its products. Furthermore, customers that do not have in-house technical staff may desire to purchase ongoing maintenance services from the Company.

    Document Image Viewing Products.  The Company's principal electronic
    --------------------------------
document image viewing product is ViewDirector. ViewDirector is a software technology for adding document image viewing and management capabilities to new or existing applications. It allows a customer to display digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents, and photographs on many kinds of computer workstations or personal computers, local area networks (LANs), intranets, or the Internet. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images.

    The ViewDirector technology is provided to customers in several forms to reach customers with varying skills and needs: (1) the ViewDirector developer's toolkit allows highly-skilled customers to develop custom software applications using ViewDirector's full suite of features; (2) the ViewDirector ActiveX Control allows the larger market of highly- to moderately-skilled customers to easily develop custom software applications;
(3) the ViewDirector end-user viewing applications, LegalView and RasterView, provide simple image viewing applications for specific vertical markets such as the legal industry or military organizations; and (4) two Intranet/ Internet imaging viewing products include the ViewDirector Prizm Plug-In, which allows customers to view and manage document images on corporate intranets using Internet browsers such as Netscape Navigator or Microsoft Internet Explorer, and the Prizm Plug-In, Personal Edition, which allows household consumers to view common Internet images using the Netscape Navigator browser.

    The ViewDirector technology continues to be competitive due to its combination of performance, supported feature set, and ease of integration. The Company also believes that detailed and thorough customer service, as well as timely and successful implementation of the customer's objectives have also contributed to the technology's competitive advantage. Several enhancements were made to the ViewDirector technology during 1997 as well as creating new forms of the technology to enter new markets.

    VIEWDIRECTOR DEVELOPER'S TOOLKIT. During 1997, product enhancements of the ViewDirector toolkit were released for several UNIX platforms. The new release included the addition of support for vector images, raster/ vector image overlay capabilities, support of more color raster image file formats, better memory management, faster image display speeds, and improved compression. Historically, a strength of ViewDirector has been its ability to work effectively with large bitonal raster images often used in engineering drawings. With the addition of support for some major vector image formats, the product can now support a broader range of customer needs. The new version of the ViewDirector toolkit was released for HP, Solaris, Sun OS, AIX, Silicon Graphics, DECAlpha and it is also available for Microsoft Windows 95, Microsoft Windows NT and Microsoft Windows 3.1.

    In a network environment or for a mission critical corporate application, customers commonly need to provide imaging capabilities compatible with a variety of different computer systems connected to a host system. ViewDirector's support for a variety of computer systems or platforms makes product development or integration faster and easier for the customer, and makes the customer's product support, training and maintenance less demanding. ViewDirector is available for the most popular system platforms including Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, Apple Macintosh, SunOS 4.1.X, Solaris 2.3, HP 9000, OS/2, and IBM RS/6000; it is also available as a class library for Informix-NewEra.

    The Company licenses ViewDirector to Value Added Resellers ("VARs"), system integrators, software developers and government agencies, as well as companies who use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the product.

    VIEWDIRECTOR ACTIVEX CONTROL. The Company released the ViewDirector ActiveX Control in 1997 to meet the document imaging needs of two types of customers: those who need a developer's toolkit requiring less extensive programming expertise, and those who use Microsoft Internet Explorer. The ActiveX Control adheres to Microsoft's precepts for OLE (Object Linking & Embedding) and is fully suitable for downloading along with HTML documents (pages displayed by Internet browsers) which reference the Control. The product is the next generation of the currently available ViewDirector VBX product, and is significant because it is a foundation for the Company's development of other ActiveX Controls. Also during 1997 the Company bundled the ViewDirector ActiveX Control with the ScanDirector and ScanFix ActiveX Controls to begin marketing a suite of ActiveX tools.

    VIEWDIRECTOR END-USER APPLICATIONS. The Company has two end-user applications marketed toward vertical markets, LegalView and RasterView. The products are derivatives of the ViewDirector product but are stand-alone image viewing products rather than toolkits.

    The Company completed development of the LegalView off-the-shelf document image viewer in fiscal 1997. The new product is based upon the ViewDirector toolkit and is designed as a low cost, simple, high-performance image viewer and presentation software for Windows users in the legal profession. It allows attorneys to display scanned trial documents and exhibits in court. It was originally created by the Company for the U.S. Attorney's Office in Kansas City. The product is also compatible with Microsoft database products for linking images to databases.

    The RasterView product was developed in fiscal 1996 as the first end-user derivative of ViewDirector. This is also a simple off-the-shelf image viewer which allows customers to easily add imaging capabilities to databases or other Windows applications. It is marketed to a wide variety of customers, and is especially applicable for military organizations requiring viewing capabilities for very large engineering drawings.

    INTRANET/INTERNET IMAGE VIEWING PRODUCTS. During 1997 the Company released a second version of the ViewDirector Prizm Plug-In for Windows and also developed versions for the Macintosh and UNIX environments. The Plug-In product was developed to allow customers to view and manage images on corporate intranets using Internet browsers such as Netscape Navigator or Microsoft Internet Explorer. Large corporations use intranets for intra-company communication. They create Web pages or internal documents that are similar to pages found on the public Internet; users access the secure corporate pages using Internet browsers. These pages often reference images and the ViewDirector
    Prizm Plug-In allows users to view these images quickly.

    Corporate intranet users often need to view engineering drawings, technical manuals, financial documents, human resource information and many other documents commonly shared within a company. In many cases the documents may reside in existing document management systems, document imaging systems or engineering drawing databases; companies may also be creating new systems requiring parallel delivery of images through intranet and non-intranet systems. The Prizm Plug-In product offers browser-based image display that is comparable to the existing non-browser display and manipulation, which is critical to the success of the intranet image viewing system. The Company sells a unit of the product for each individual corporate user accessing the documents. The Prizm Plug-In was developed for the Windows 3.1x, Windows 95, Windows NT, and Macintosh environments, plus several commonly- used UNIX platforms including Sun Solaris, HP-UX, Silicon Graphics, and DEC Alpha.

    Development of the Personal Edition of the Prizm Plug-In began in fiscal 1997 with expected release in the first quarter of fiscal 1998. The Personal Edition will be marketed for use at home or in small businesses and will be sold in retail outlets and through online Internet-based stores. It is appropriate for viewing images for real estate, people, maps, autos, boats, etc., and has a more limited feature set than the corporate intranet product.

    The Prizm Plug-In products are competitive due to their fast image display, wide assortment of display tools such as scale-to-gray, color smoothing, magnifying glasses, and their support for annotations that allow users to add electronic "sticky notes" and share them with others at locations around the world.

    Document Image Capture and Enhancement Products.  The Company's document
    ------------------------------------------------
image capture and enhancement product line includes ScanDirector, ScanFix and GrayFix. ScanDirector provides a value-added programming interface to raster scanning devices and is used as a fundamental component in building image capture applications. ScanFix and GrayFix are used in forms intensive businesses such as insurance and health care to improve the speed and efficiency of data processing. The products are primarily used to enhance or clean up electronic images and thus improve the accuracy of data obtained from the images which are processed with OCR (Optical Character Recognition) and Handprint Recognition systems. In addition to improving the visual appearance and processing of images, the technology also reduces the size of the resulting images, which reduces the requirements for physical data storage and network or Internet transfer times. Six patents were awarded for technology methods incorporated in the ScanFix product in fiscal 1997 and two have achieved approved status. See "Copyrights, Patents, Proprietary Information, Trademarks and Licenses". ScanDirector, ScanFix and GrayFix products are sold as end-user applications or toolkits which are licensed to original equipment manufacturers ("OEMs") such as IBM, Ricoh, Caere, Xerox, and Minolta as well as corporate customers and government organizations.

    SCANDIRECTOR ACTIVE X CONTROL. ScanDirector provides scanning support for creating Windows 95 and Windows NT custom scanning applications. The software supports scanners sold by Hewlett-Packard, Fujitsu, Bell
    & Howell, Ricoh and Panasonic, and provides a TWAIN interface. The ScanDirector toolkit includes the Company's CompressDirector product to offer customers an industry standard compression alternative.

    SCANFIX DEVELOPER'S TOOLKIT. ScanFix is an image enhancement toolkit that cleans and enhances electronic images. It removes specks, straightens, removes lines, and removes shaded areas, which results in improved accuracy of future data capture and processing systems. The Company provided product enhancements to the developer's toolkit during 1997. The toolkit is available for the most popular system platforms including Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, SunOS, Solaris, HP 9000, OS/2, IBM RS/6000, Silicon Graphics, and MS-DOS.

    The Company licenses ScanFix to VARs, OEMs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the product.

    SCANFIX END-USER APPLICATION. The Company released a new version of the ScanFix product during fiscal 1997, which includes several performance enhancements and a completely redesigned end-user interface. The ScanFix end-user application is available for Windows 3.1, Windows 95, Windows NT, MS-DOS, Wordscan Pro and Lite, Caere Millenium Series, and JAVA. The Company and Caere signed an agreement in fiscal 1997 to both OEM and co-market ScanFix inside Caere's OmniPage Pro product.

    SCANFIX ACTIVEX CONTROL. The ScanFix ActiveX Control provides the full range of image clean-up and enhancement capabilities of the toolkit, but is packaged in the "developer-friendly" structure of an ActiveX Control.

    GRAYFIX. GrayFix provides dynamic grayscale thresholding for removing gray or shaded areas from documents. It obtains optimal black and white images from scanned grayscale images that have shaded areas or light type on documents. It is available as a developer's toolkit.

    Document Image Processing Product. The Company's document image
    ----------------------------------
processing product, FormFix, is sold as a developer's toolkit to highly-skilled customers developing custom applications for high volume data capture systems.

    FORMFIX DEVELOPER'S TOOLKIT. An enhanced version of the FormFix product was released in fiscal 1997. FormFix is an image and forms processing toolkit which provides a number of capabilities to recognize and process the information content of images and forms. FormFix can automatically identify a specific form and extract just the typed or handwritten text. This data can then be read by OCR systems and converted for use in relational databases, billing systems, and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. The FormFix product contains a number of processing modules which may be sold separately or bundled. These include image clean-up and enhancement, form type recognition, field extraction, and intelligent document logic to find objects on documents by characteristic not location (i.e., stamps, signatures). FormFix is available for Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT, SunOS, Solaris, and HP 9000.

    The competitive strengths of FormFix are its availability as a software-only solution, its ability to identify and register a form image with no anchor points (i.e., allows use of all forms, not just pre-designed forms for processing), its ability to identify damaged forms, its adaptability to address multiple forms processing problems, and its leveraging of the underlying ScanFix technology, which allows cleaner images and provides smaller image file sizes resulting in reduced storage capacity requirements.

    The Company licenses FormFix to VARs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the FormFix product.

    Document Image Management Product.  The Company released its first
    ----------------------------------
document image management product in fiscal 1997. The Scan & Store product provides the ability for customers to scan paper documents, improve the scanned image quality, index and store the images, then retrieve and display them. The Company's Software Development Services division created the product using the Company's ScanDirector, ScanFix and ViewDirector technologies under contract for Oklahoma's Council on Law Enforcement Education and Training. The product is subsequently being marketed to nationwide law enforcement organizations as well as other broader markets through VAR channels and end-users.

    Text Products.  The Company primarily uses its MasterView technology in
    --------------
offering the Company's software development services for designing and developing electronic publishing applications. The technology has been successfully applied for large customers such as Learjet, who desire sophisticated text and image retrieval systems for technical manuals, service and repair bulletins, and other large reference documents.

    Due to increased competition and resulting price pressures for MasterView technology, the Company has shifted its strategic direction with the technology from being product-oriented to service-oriented. The Company will continue to sell and receive royalties from the text product group, although it expects the product revenue will decline in the future. Future technology enhancements will be integrated into custom solutions from customer contracts and revenue will be reported as software development service revenue.

    Software Development Services.  The Company offers custom software
    ------------------------------
development services and consulting to help customers develop complete applications, augment projects, and bolster internal resources. The Company charges for projects on a time and materials basis as well as a flat fee basis. The Company's expertise and experience provide many software engineering and custom programming opportunities. Customers who do not have in-house technical staff or expertise in a particular area seek services as a cost-efficient way to meet their needs.

    The types of services the Company provides are determined by the customer's capabilities and the project requirements. Some customers seek the Company's services initially, then eventually assume responsibility for their projects based upon the foundation technology the Company has provided. However, there are a number of customers which continue to contract for maintenance service on a long-term basis.

    The Company specializes in automated forms processing, document imaging and database applications. The Company is also certified as a Microsoft Solution Provider with the ability to market products and services for Microsoft's suite of Office and BackOffice products. This certification enables the Company to reach a wider market by utilizing referrals from Microsoft Corporation.

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

    Document Conversion Services.  The Company provides services for
    -----------------------------
converting legacy data and new data into formats acceptable for electronic access and delivery. These services may be accomplished in-house or provided as a temporary or permanent outsourced resource at a customer's location. Typical document conversion services include data capture and data markup. The Company is generally engaged in competitive bidding and charges for its services on a per piece basis. It markets its services regionally and through relationships with VARs.

    Customers who need document conversion services often require retrieval software or imaging software. The Document Conversion Services division leverages the Company's extensive suite of imaging products. This asset, in combination with its extensive experience in providing retrieval and imaging solutions to customers, provides a competitive advantage.

    IMAGE CAPTURE. Legacy and active data may reside in a variety of formats including paper, microfiche or aperture cards. Methods of capturing and converting data into an electronic format are based upon the originating format. The Company uses high speed scanners to capture images of the data. Data capture may also include Optical Character Recognition (OCR), Intelligent Character Recognition (ICR), color or gray scale image scanning, forms identification, forms removal, data extraction using Intelligent Document Logic, and keyboarding or data entry services.

    DATA MARKUP. Successful retrieval and the usefulness of electronic data depends a great deal upon the ability to create appropriate data relationships. The Company provides expertise in the use of hyperlinking technology for navigating complex sets of information. Data markup services necessary for establishing the data relationships include hypertext links, indexing, SGML, and HTML markup. The growing number of corporations using intranets to publish information offers service opportunities including HTML page markup and Web page design, hypertext linking and consulting.

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

    InnerView, ViewDirector Toolkit, ViewDirector VBX, ViewDirector ActiveX, Prizm Plug-In, RasterView, ScanFix Application, ScanFix Toolkit, FormFix Toolkit, ScanDirector ActiveX, BlackTIE, and MasterView are listed in the General Services Administration ("GSA") contract schedule, to enable all agencies and branches of the federal government to purchase products directly from the Company. The Company also has its training services listed on the GSA contract schedule.

    Currently, the Company employs eighteen (18) people in the marketing and sales of its products. The Company has marketing and sales offices in Stillwater and Tulsa, Oklahoma; Burlingame, California; Groton, Connecticut; and Sudbury, Massachusetts. The Company intends to employ additional sales and marketing personnel as resources and circumstances warrant.

Distribution Methods

    The Company distributes its products through a direct sales force, domestic and international resellers, online Internet-based stores, and firms creating and selling turnkey solutions.

Competition

    The computer software field is highly competitive with many companies in the industry, and a great number of the companies with which the Company competes have greater financial, technical and marketing resources.

    The Company has competitors in each of the imaging marketplace arenas in which it supplies products. These companies, including AccuSoft, Pixel Translations, Wang, Lead Technologies, Seaport Imaging, Visionshape, FormWare, and TIS, are selling products aimed at the Company's customer base. Additionally, Wang markets a basic imaging capability to purchasers of the Microsoft Windows 95 product.

    The Company believes that the primary competitive factors with respect to its products and services are the features of its products, the technical capabilities of the Company's personnel, quality of service, and price. The Company believes that it can compete favorably with respect to all of these factors.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses

    The copyright laws permit the Company to copyright many aspects of its software. The Company has obtained copyright registrations for its software products and expects to apply for additional registrations in the future as appropriate.

    Patent applications relating to the Company's ScanFix product were filed in the United States Patent and Trademark Office. These applications have resulted to date in the Patent Office awarding six patents for the following technology areas: detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shaded removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text, and general methods of image manipulation. The Patent Office also issued a Notice of Allowance, with formal patent award pending for technology related to two other general OCR pre-processing methods. The patents cover most of the key elements of the ScanFix product line. The scope and extent of patent rights respecting computer software is evolving; therefore, the Company cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.

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

    The Company has developed, through use, common law trademark rights in the marks ViewDirector, MasterView, ScanDirector, ViewDirector Prizm Plug-In, Prizm Plug-In, Scan & Store, ViewDirectorPro, GrayFix, CD-VU, ShowFax, TIFF Utilities, BlackTIE, RasterView, and CompressDirector as used in connection with the Company's software products. The Company has registered trademarks on the ScanFix and FormFix products.

    The Company grants its customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, FormFix, ScanDirector, GrayFix and MasterView toolkit products for use on computers used by personnel or customers of licensees. The Company typically receives an initial license fee for the toolkit and offers an optional annual maintenance fee for such products. Licenses of the Company's toolkits entitle licensees to develop custom applications using the toolkits, then distribute the software to users inside their organization, or to their end customers, and the Company receives a royalty for each computer workstation on which the software is used.

Research and Development

    The Company recognizes the need to continually develop new and improved products. Current plans include efforts to develop consumer level products for the Internet, to further the Company's support for JAVA technology, to expand the applicability of image enhancement technology to a wider variety of image types, and transition focus from the imaging toolkits to more application-based complete imaging products. Pursuing these efforts will necessitate further improvements in the Company's core technologies. The Company also experiences new product development through its Software Development Services projects. Customers bring conceptual ideas for products to the Company for development, thus supplementing the Company's own research and development.

    During fiscal 1997, the Company's research and development program concentrated on the development of new products, particularly imaging products for corporate intranets. Resources were also devoted to improving and enhancing the Company's existing products. In fiscal years 1997 and 1996, the Company capitalized software development costs of $332,895 and $345,050, respectively, related to new products and product enhancements. The Company intends to maintain the level of expenditures for research and development; however, the extent to which such levels can be maintained will be dependent upon available working capital. With the Company's growth in service work requiring a greater use of the engineering staff's available time, the Company may have to add personnel to maintain the current level of research and development.

Employees

	At August 31, 1997, the Company had 75 full-time employees, 27 hourly employees and 6 part-time employees. All of the hourly employees are employed in the Document Conversion Services division. The Company's business is dependent in large part on its ability to attract and retain qualified technical, marketing and management personnel, and the Company must compete with larger and more established companies for such persons.

Customers

    No customer accounted for 10% or more of the Company's total revenue in fiscal 1997. POWERCOM-2000, Inc. ("POWERCOM"), a wholly-owned subsidiary of Briggs & Stratton, accounted for approximately $607,000 or 11% of the Company's total revenue in fiscal 1996. During fiscal 1997, the Company continued to perform document conversion services for POWERCOM, principally the conversion of parts and maintenance manuals for lawn and garden products into an electronic format. POWERCOM accounted for approximately $330,000, or 43%, of document conversion service revenue in fiscal 1997 compared to approximately $482,000, or 50%, of document conversion service revenue in fiscal 1996. As reported in fiscal 1996, the Company expected a decline in fiscal 1997 revenue from POWERCOM. Although this customer has ongoing document conversion service requirements, management cannot project the level of revenue that could result from this customer in fiscal 1998. To offset the expected continued decline in POWERCOM revenues, the Company has continued to develop strategic relationships with large firms to produce revenue opportunities for both products and services.

Sales to Foreign Customers

    Approximately 18% and 12% of total revenues for fiscal 1997 and 1996, respectively, are attributable to sales to foreign customers. See Note 8 to the Financial Statements.

Backlog

    As of August 31, 1997, there was a backlog of software development and document conversion services amounting to approximately $1,433,000 compared to approximately $741,000 as of August 31, 1996.

ITEM 2.	PROPERTIES

    The Company's headquarters consist of approximately 14,655 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. The Company purchased the building in fiscal year 1994 and occupied the space in fiscal year 1995 after renovation was complete.

    The Company leases approximately 7,000 square feet of space located at 110 West Third Street in Stillwater, Oklahoma. The lease has monthly aggregate rental payments of $1,750 per month. This space is occupied by the Document Conversion Services division.

    The Company has offices in Burlingame, California; Sudbury,
Massachusetts; Groton, Connecticut; and Tulsa, Oklahoma. Collectively these offices amount to approximately 3,500 square feet and monthly rentals approximate $7,800.

ITEM 3.	LEGAL PROCEEDINGS

    The Company is not a party to any legal proceeding which, if decided adversely to the Company, would have a material impact on the Company's business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

PART II


ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market, and prices are quoted by the National Quotation Bureau, Incorporated ("NQB") on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock for fiscal years 1997 and 1996. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is the NQB.

                     ----------------------------------
                                           Bid Prices
                     Fiscal 1997           High    Low
                     ----------------------------------
                     First Quarter      $   7/8    9/16
                     Second Quarter       11/16    9/16
                     Third Quarter        11/16   17/32
                     Fourth Quarter        9/16   15/32

                     Fiscal 1996           High    Low
                     ----------------------------------
                     First Quarter      $ 1 5/32    3/8
                     Second Quarter       1  1/2    5/8
                     Third Quarter        1  3/8  15/32
                     Fourth Quarter          7/8    5/8
                     ----------------------------------

    The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the foreseeable future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the board of directors in light of conditions then existing, including, among others, the Company's earnings, its financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends. The Company has approximately 1,675 shareholders.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    This analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements, description of the Company's business and other information included elsewhere herein. Except for the historical information contained herein, this Form 10-KSB contains certain forward-looking statements regarding the Company's business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the computer software industries and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

Results of Operations

    Revenue. Total revenue for fiscal year 1997 was $5,665,185 compared to $5,612,576 for fiscal year 1996, an increase of $52,609 or 1%. Licensing and royalties revenue decreased $77,454, or 2% in fiscal year 1997. Revenue from text products decreased $107,820, or 26%, from the prior year, while imaging and image enhancement product revenue was flat at approximately $3,200,000 for both years. As reported in fiscal 1996, the Company expected that licensing revenue from text products would decline because future development of this technology will only occur on a customer contract basis and be reported as software development service revenue. The flat performance for imaging and image enhancement products may be attributed to competition, price erosion and late releases of the Company's ViewDirector Prizm Plug-In and FormFix products, which significantly hindered revenue growth early in 1997.

    Software development service revenue for fiscal year 1997 was $1,348,190 compared to $1,014,264 for fiscal year 1996, an increase of $333,926, or 33%. The increase is primarily attributed to the software services group operating at, or near, full capacity for a greater period of time in fiscal 1997 than fiscal 1996. At August 31, 1997, the software services group had an approximate revenue backlog of $855,000. The Company continues to market and negotiate software development service contracts, but there can be no assurance that the Company will continue to secure enough new contracts to consistently maintain the level of backlog reported at August 31, 1997.

    Document conversion service revenue of $763,479 decreased 21%, or $203,863, from the $967,342 reported for fiscal year 1996. The decrease in document conversion service revenue is attributable to substantial completion of The Toro Company ("Toro") contract during the third quarter of fiscal year 1996. Revenue from the Toro contract amounted to approximately $123,000, or 16%, of fiscal year 1997 document conversion service revenue, compared to approximately $406,000, or 42%, of fiscal year 1996 document conversion service revenue. Management increased document conversion marketing activities during the current fiscal year in an effort to obtain new service opportunities. New contracts were secured near the end of fiscal year 1997, and at August 31, 1997, the document conversion group had an approximate revenue backlog of approximately $578,000. Although new document conversion service contracts have been secured, there can be no assurance that the Company will continue to secure enough new contracts to consistently maintain the level of backlog reported at August 31, 1997.

    Operating Costs and Expenses. Total operating costs and expenses for fiscal year 1997 were $5,630,251 compared to $5,440,649 in fiscal year 1996, an increase of $189,602, or 3%. Personnel salary adjustments and improvements in employee benefit offerings (e.g. 401(k) matching) were the primary reasons for the increased costs, and were deemed necessary to retain and attract competent technical and sales/marketing staff. Management expects the employment environment will continue to remain competitive, particularly for recruitment and retention of the technical staff, which may adversely impact future earnings through increased costs.

    The cost of licensing and royalties for fiscal year 1997 decreased $3,006, or .3% from costs reported for fiscal year 1996. The gross profit margins for licensing and royalties were 72% and 73% for fiscal years 1997 and 1996, respectively. Fluctuations in gross profit margins result primarily from the mix of product versus royalty revenue reported, as royalties essentially result in little or no cost to the Company.

    The cost of software development services increased $206,283, or 34%, over costs reported for fiscal year 1996. Gross profit margins for software development services were 39% in both fiscal years 1997 and 1996. The increase in costs primarily relates to additional personnel necessary to satisfy requirements under software development service contracts, as well as salary adjustments and additional employee benefit offerings mentioned above. Additionally, the software development services group increased overhead costs by opening a leased office in Tulsa, Oklahoma, midway through the current year to house additional software development services engineers.

    The cost of document conversion services decreased $288,122, or 39%, from costs reported for fiscal year 1997. The gross profit margins for document conversion services were 40% and 23% for fiscal years 1997 and 1996, respectively. The decrease in total document conversion costs resulted from the adjustment in the number of hourly employees needed to meet contract service requirements. Improved margins over the prior year reflect greater productivity from employees due to increased experience, lower voluntary turnover, and the complexity of the projects.

    Selling, general and administrative expenses for fiscal year 1997 increased $274,447, or 9%, when compared to fiscal year 1996. The increase in costs is almost entirely due to personnel related expenses. As mentioned above, the Company made several market adjustments to salaries in addition to regular merit and cost of living increases. Improved employee benefit offerings included the implementation of a 401(k) retirement plan matching program (see "Employee Benefit Plan" in Note 5 to the Financial Statements) and absorption of 25% more of the cost of employee medical insurance premiums. Additionally, the Company hired four additional sales staff and shifted certain employee responsibilities from direct product and service providers to management and business development positions.

    Income Taxes. The Company's effective income tax expense rate was 35% for fiscal year 1997 compared to 81% income tax benefit rate for fiscal year 1996. The effective income tax rates for both fiscal years 1997 and 1996 differed from the "expected" Federal tax expense rate of 34%, primarily because of the deferred tax benefit recorded to reduce the valuation allowance provided against the Company's deferred tax assets. The fiscal 1996 effective rate was also significantly impacted by merger costs not deductible for income tax purposes. For further discussion of income taxes, see "Income Taxes" in Note 3 to the Financial Statements.

    Net Income. Net income for fiscal year 1997 was $43,541 compared to $383,153 for fiscal year 1996, a decrease of $339,612, or 89%. Flat revenue performance over the prior year, increases in personnel related costs, and the deferred tax benefit recognized in fiscal 1996 were the primary factors that caused a decline in fiscal 1997 net income when compared to fiscal 1996.

Financial Condition

    Working capital at August 31, 1997 was $1,794,908 with a current ratio of 3.3:1 compared to $1,838,180, with a current ratio of 3.9:1, at August
31, 1996. Net cash provided by operating activities for fiscal year 1997 was $505,054 compared to $389,585 for fiscal year 1996. Improved collections from customers and a 37% decline in bad debt expense were the primary factors resulting in improved operating cash flow. Net cash used in investing activities for fiscal year 1997 was $668,734 compared to $603,126 for fiscal year 1996. Capitalized software development costs for new products and significant enhancements to existing products accounted for 50% and 57% of the cash used for investing activities in 1997 and 1996, respectively.

    During fiscal year 1997 the Company borrowed $78,000 on its line of credit for the repurchase of common stock to be held in treasury. The Company received approximately $67,000 of its financing from certain employees and other key individuals exercising options to purchase the Company's common stock.

    The Company believes net cash provided by operating activities and the operating line of credit of $800,000 will be adequate to meet its current obligations and current operating and capital requirements. The line of credit expires on November 3, 1997. The Company anticipates the line of credit will remain at $800,000 and be extended for another year when it matures. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The Company's long-term needs include funding for increased product development, significant equipment investments for document conversion services, expanded sales staff and adequate promotion of the Company and its products. The net operating cash flow and the Company's existing line of credit are expected to be adequate to provide sufficient resources for operations in future periods.

    In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share"
(SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997. Management believes that the adoption of SFAS No. 128 will not have a significant impact on the financial condition or the results of operations of the Company.

ITEM 7.	FINANCIAL STATEMENTS

    The financial statements required by this Item are set forth beginning on page F-l hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
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

    (a)Exhibits. The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk (*):

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

      (b) Reports on Form 8-K. No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal year 1997.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             REGISTRANT:

                                             TMS, INC.


Date:  11/4/97                    By:   /s/  Arthur D. Crotzer
       -------                               -----------------
                                             Arthur D. Crotzer,
                                             Chief Executive Officer


Date:  11/4/97                    By:   /s/  Deborah D. Mosier
       -------                               -----------------
                                             Deborah D. Mosier,
                                             Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  11/4/97                    By:   /s/  Doyle E. Cherry
       -------                               ---------------
                                             Doyle E. Cherry,
                                             Chairman of the Board


Date:  11/4/97                    By:   /s/  Arthur D. Crotzer
       -------                               -----------------
                                             Arthur D. Crotzer,
                                             Chief Executive Officer and
                                             Director


Date:  11/4/97                    By:   /s/  Dana R. Allen
       -------                               -------------
                                             Dana R. Allen,
                                             Executive Vice President and
                                             Director


Date:  11/4/97                    By:   /s/  Marshall C. Wicker
       -------                               ------------------
                                             Marshall C. Wicker, Director


Date:  11/4/97                    By:   /s/  James R. Rau, M.D.
       -------                               ------------------
                                             James R. Rau, M.D., Director

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                             TMS, Inc. (dba TMSSequoia)


                                                                        PAGE
Independent Auditors' Report                                             F-2

Financial Statements:

        Balance Sheets - August 31, 1997 and 1996                F-3 and F-4

        Statements of Operations - Years Ended August 31, 1997
           and 1996                                                      F-5

       	Statements of Shareholders' Equity - Years Ended
           August 31, 1997 and 1996                                      F-6

       	Statements of Cash Flows - Years Ended August 31, 1997
           and 1996                                                      F-7

       	Notes to Financial Statements - August 31, 1997
           and 1996                                         F-8 through F-16


Financial Statement Schedule:

       	Schedule II -	Valuation and Qualifying Accounts - Years Ended
           August 31, 1997 and 1996                                     F-17


All other schedules are omitted as they are inapplicable or not required, or the required information is included in the Financial Statements or Notes to Financial Statements.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders

TMS, Inc.:

We have audited the financial statements of TMS, Inc. (dba TMSSequoia) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to . obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG Peat Marwick LLP
Oklahoma City, Oklahoma
October 2, 1997

TMS, Inc. (dba TMSSequoia)

Balance Sheets

August 31, 1997 and 1996

----------------------------------------------------------------------------
                                                        1997          1996
----------------------------------------------------------------------------

ASSETS

Current assets:
        Cash and cash equivalents                 $   426,174        542,072
	Trade accounts receivable, net of
          allowance for doubtful accounts
          of $100,130 in 1997 and
          $100,000 in 1996                          1,235,195      1,370,367
        Contract service work in process              579,137        209,583
	Deferred income taxes	240,425	265,938
        Prepaid expenses and other current assets      81,866         92,603
-----------------------------------------------------------------------------
                  Total current assets              2,562,797      2,480,563
-----------------------------------------------------------------------------

Property and equipment:
        Land                                          111,000        111,000
        Building                                      748,589        739,744
        Computer equipment                          1,482,587      1,207,510
        Furniture and fixtures                        372,005        326,012
-----------------------------------------------------------------------------
                                                    2,714,181      2,384,266
        Less accumulated depreciation              (1,167,738)      (901,927)
-----------------------------------------------------------------------------
                  Net property and equipment        1,546,443      1,482,339
-----------------------------------------------------------------------------

Other assets:
	Capitalized software development costs,
          net of accumulated amortization of
          $482,354 in 1997 and $311,738 in 1996       499,444        509,867
        Deferred income taxes                         190,223        190,223
        Other assets                                   48,120         45,393
-----------------------------------------------------------------------------
                  Total other assets                  737,787        745,483
-----------------------------------------------------------------------------

Total assets                                       $4,847,027      4,708,385
=============================================================================

See accompanying notes to financial statements.

-----------------------------------------------------------------------------
                                                        1997          1996
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Note payable                              $    78,000           -
        Current installments of long-term debt         23,934         20,825
        Accounts payable                              247,124        201,575
        Accrued payroll expenses                      310,697        272,623
        Deferred revenue                              108,134        147,360
-----------------------------------------------------------------------------
                  Total current liabilities           767,889        642,383
-----------------------------------------------------------------------------

Long-term debt, net of current installments           333,618        355,801
-----------------------------------------------------------------------------

                  Total liabilities                 1,101,507        998,184
-----------------------------------------------------------------------------

Shareholders' equity:
	Preferred stock, $.01 par value.
          Authorized 1,000,000 shares; none
          issued                                         -              -
	Common stock, $.05 par value.
          Authorized 50,000,000 shares;
          13,431,049 shares issued and
          13,283,906 outstanding in 1997
          and 13,213,837 shares issued and
          outstanding in 1996                         671,552        660,692
        Additional paid-in capital                 11,473,561     11,416,680
        Unamortized deferred compensation             (30,048)       (32,970)
        Accumulated deficit                        (8,290,660)    (8,334,201)
	Treasury stock, at cost, 147,143
          shares in 1997                              (78,885)          -
-----------------------------------------------------------------------------
                  Total shareholders' equity        3,745,520      3,710,201
-----------------------------------------------------------------------------
Commitments (Notes 2 and 7)
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity         $4,847,027      4,708,385
=============================================================================

TMS, Inc. (dba TMSSequoia)


Statements of Operations

Years Ended August 31, 1997 and 1996

-----------------------------------------------------------------------------
                                                        1997         1996
-----------------------------------------------------------------------------
Revenue:
        Licensing and royalties                    $3,553,516      3,630,970
        Software development services               1,348,190      1,014,264
        Document conversion services                  763,479        967,342
-----------------------------------------------------------------------------
                                                    5,665,185      5,612,576
-----------------------------------------------------------------------------

Operating costs and expenses:
        Cost of licensing and royalties               983,512        986,518
        Cost of software development services         821,266        614,983
        Cost of document conversion services          456,635        744,757
        Selling, general and administrative         3,368,838      3,094,391
-----------------------------------------------------------------------------
                                                    5,630,251      5,440,649
-----------------------------------------------------------------------------

Operating income                                       34,934        171,927

Other income (expense):
        Interest income                                16,436         15,584
        Interest expense                              (24,378)       (30,867)
        Other, net                                     40,149         55,567
-----------------------------------------------------------------------------

Income before income taxes                             67,141        212,211

Income tax (expense) benefit                          (23,600)       170,942
-----------------------------------------------------------------------------

Net income                                        $    43,541        383,153
=============================================================================

Net income per common
          and common equivalent share             $      0.00           0.03
=============================================================================

Weighted average common and
          common equivalent shares                 14,066,892     14,015,948
=============================================================================

See accompanying notes to financial statements.

TMS, Inc. (dba TMSSequoia)


Statements of Shareholders' Equity

Years Ended August 31, 1997 and 1996

-----------------------------------------------------------------------------
                                        Unamor-
                             Addi-      tized                        Total
                             tional     Deferred             Trea-   Share-
           Common Stock      Paid-in    Compen-   Accum.     sury    holders'
         Shares    Amount    Capital    sation    Deficit    Stock   Equity
-----------------------------------------------------------------------------

Balance
 at Aug-
 ust 31,
 1995   12,048,167 $602,408  10,996,839  (3,810) (8,717,354)    -    2,878,083

Exercise
 of
 stock
 options 1,165,670   58,284     387,576      -         -        -      445,860

Capital
 contri-
 bution
 from
 grant-
 ing
 of
 employee
 stock
 options     -         -          32,265     -           -       -      32,265

Less:
 deferred
 compen-
 sation
 expense     -         -           -       (32,265)      -       -     (32,265)

Amorti-
 zation
 of
 deferred
 compen-
 sation      -         -           -         3,105       -       -       3,105

Net
 income      -         -           -          -      383,153     -     383,153
------------------------------------------------------------------------------

Balance
 at
 August
 31,
 1996   13,213,837  660,692 11,416,680     (32,970)(8,334,201)   -   3,710,201

Exer-
 cise
 of
 stock
 options   217,212   10,860     56,881         -         -       -      67,741

Amorti-
 zation
 of
 deferred
 compen-
 sation       -         -        -           2,922       -       -       2,922

Purchase
 of
 147,143
 shares
 of
 common
 stock,
 at
 cost         -         -        -            -        -     (78,885)  (78,885)

Net
 income       -         -        -            -      43,541      -      43,541
------------------------------------------------------------------------------

Balance
 at
 August
 31,
 1997  13,431,049  $671,552 11,473,561   (30,048) (8,290,660) (78,885)3,745,520
==============================================================================

See accompanying notes to financial statements.

TMS, Inc. (dba TMSSequoia)


Statements of Cash Flows

Years Ended August 31, 1997 and 1996

-----------------------------------------------------------------------------
                                                        1997         1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
          Net income                                $  43,541        383,153
          Adjustments to reconcile net income
            to net cash provided by
            operating activities:
             Depreciation and amortization            612,650        418,450
             Deferred income tax expense (benefit)     25,513       (171,742)
             Employee compensation-stock options        2,922          3,105
             Provision for returns
              and doubtful accounts                    89,650        142,535
             Gain on sale of equipment                 (2,927)          (346)
             (Increase) decrease in:
               Accounts receivable                     45,522       (369,365)
               Work in process                       (369,554)      (122,396)
               Prepaid expenses
                and other assets                       13,339        (45,198)
             Increase (decrease) in:
               Accounts payable                        45,549         78,371
               Accrued payroll expenses                38,074         18,671
               Deferred revenue                       (39,226)         54,347
-----------------------------------------------------------------------------
             Net cash provided by
               operating activities                   505,054        389,585
-----------------------------------------------------------------------------

Cash flows from investing activities:
        Purchases of property and equipment          (335,462)      (248,248)
        Proceeds from disposal of equipment             7,245          5,955
        Capitalized software development costs       (332,895)      (345,050)
        Patent costs                                   (7,622)       (15,783)
------------------------------------------------------------------------------
             Net cash used in
               investing activities                  (668,734)      (603,126)
------------------------------------------------------------------------------

Cash flows from financing activities:
        Repayment of long-term debt                   (19,074)       (19,485)
        Proceeds from short-term note payable           -            468,000
        Repayments on short-term note payble            -           (543,000)
        Issuance of common stock                       67,741        445,860
        Purchase of treasury stock, at cost              (885)           -
------------------------------------------------------------------------------
             Net cash provided
               by financing activities                 47,782        351,375
------------------------------------------------------------------------------

Net (decrease) increase in cash and
   cash equivalents                                  (115,898)       137,834
Cash and cash equivalents at beginning of year        542,072        404,238
------------------------------------------------------------------------------

Cash and cash equivalents at end of year             $426,174        542,072
==============================================================================

Supplemental Cash Flow Information:
        Cash paid for interest                      $  24,378         30,867
        Cash paid for income taxes                  $     800            800
       	Noncash increase in additional
          paid-in capital and unamortized
          deferred compensation for granting
          of stock options                          $    -            32,265
	       Purchase of treasury stock, at cost,
          through issuance of short-term notes
          payable                                   $  78,000           -
==============================================================================

See accompanying notes to financial statements.

TMS, Inc. (dba TMSSequoia)


Notes to Financial Statements

August 31, 1997 and 1996

(1)	    Summary of Significant Accounting Policies

        Organization

        The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing, forms processing, intranets and the Internet. The Company also provides software development and document conversion services to corporations and government organizations worldwide to assist them in migrating from paper to electronic information systems.

        Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

       	Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of highly liquid money market accounts with an original maturity of three months or less carried at cost plus accrued interest, which approximates fair value.

        Computer Software Costs

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $332,895 and $345,050 of software development costs, which primarily includes personnel costs, in 1997 and 1996, respectively.

        Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $343,318 and $174,745 of software development costs in 1997 and 1996, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to income.

       	Property and Equipment

        Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on computer equipment, furniture and fixtures is calculated using the straight-line method over periods ranging from three to ten years.

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
        121) on September 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations.

        Patent Costs

        Included in other assets at August 31, 1997 and 1996, are $38,383 and $33,352, respectively, of capitalized costs associated with obtaining patent rights for certain software products. The patents were approved at the end of fiscal 1996 and the capitalized costs are amortized using the straight-line method over the 17 year life of the patents.

       	Revenue

        Revenue is recognized on an accrual basis and pursuant to various contractual terms. Revenue under non-refundable fixed fee contracts for software products is recognized after the software has been delivered, all significant obligations of the Company have been fulfilled, and all significant uncertainties regarding customer acceptance have expired. The portion of the fixed fee revenue related to customer support is unbundled, deferred, and recognized ratably over the contract period. The Company also contracts with customers for maintenance. Revenue pursuant to maintenance contracts is deferred and recognized ratably over the contract period. At August 31, 1997 and 1996, deferred customer support revenue pursuant to non-refundable fixed fee contracts and maintenance contracts was $48,514 and $47,335, respectively.

        Licensing and royalties revenue is recognized as additional copies or workstations are utilized by customers, or as the related software product is sold to third parties.

        Revenue for software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $59,620 and $100,025 at August 31, 1997 and 1996, respectively. Contract service work in process of $579,137 and $209,583 at August 31, 1997 and 1996, respectively, represent costs and related profits recognized on a percentage-of-completion basis in excess of customer billings. Such amounts for contracts in process at August 31, 1997, will be billed pursuant to contractual terms and are expected to be collected during fiscal year 1998.

       	Net Income Per Common and Common Equivalent Share

        Net income per common and common equivalent share (common stock options) was determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, determined by the treasury stock method.

       	Employee Compensation-Stock Options

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations. Accordingly, the Company has recorded expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options requiring a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 1997 and 1996 related to employee stock options was $2,992 and $3,105, respectively.

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

       	Allowance for Doubtful Trade Accounts Receivables

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

       	Reclassifications

        Certain 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

(2)	    Note Payable and Long-Term Debt

        At August 31, 1997, the Company had a $800,000 operating line of credit with a bank which bears interest at 1.0% above prime (9.25% at August 31, 1997) and expires on November 3, 1997. At August 31, 1997, there was $78,000 outstanding against the line of credit. No balance was outstanding against the line of credit at August 31, 1996. At August 31, 1997 and 1996, the Company had $357,552 and $376,626
        outstanding under a long-term note payable to a bank. The note bears interest at 6.25% and is due January 1, 2009. The interest rate is based on an Oklahoma small business program and may be adjusted at the end of each two year period, beginning on June 30, 1996. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1997, and thereafter, are as follows: 1998, $23,934; 1999, $23,631; 2000, $25,119; 2001, $26,822; 2002, $28,561;
        thereafter, $229,485.

        The line of credit and long-term note are secured by all accounts, equipment, furniture and fixtures, and real property of the Company.

(3)	    Income Taxes

        Income tax expense for fiscal year 1997 was $23,600. The significant components of the 1997 expense include: deferred tax expense, $30,284; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $4,771; and federal income tax refund, $1,913. Income tax benefit for fiscal year 1996 was $170,942. The significant components of the 1996 benefit include: deferred tax expense, $163,910; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $335,652; and state income tax, $800. Income tax (expense) benefit for 1997 and 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

-----------------------------------------------------------------------------
                                                        1997         1996
-----------------------------------------------------------------------------
        Computed "expected" tax expense               (34.0%)        (34.0%)

        Change in the beginning-of-the-year
          deferred tax assets valuation allowance       7.0%         158.0%

        Merger costs not deductible                       -          (40.0%)

        State income tax, net of Federal income
          tax benefit                                  (4.0%)         (4.0%)

        Other                                          (4.0%)           1.0%
-----------------------------------------------------------------------------

       	Effective income tax (expense)
          benefit rate                                (35.0%)          81.0%
=============================================================================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1997 and 1996 are presented in the following table.

-----------------------------------------------------------------------------
                                                        1997         1996
-----------------------------------------------------------------------------
       	Deferred tax assets:
          Net operating loss carryforwards         $1,567,287      1,777,671
          Tax credit carryforwards                    417,000        417,000
          Employee stock options                       76,271        134,496
          Other                                        86,055         47,502
-----------------------------------------------------------------------------
             Total gross deferred tax assets        2,146,613      2,376,669
             Less valuation allowance               1,456,946      1,545,469
-----------------------------------------------------------------------------
             Net deferred tax assets                  689,667        831,200

       	Deferred tax liabilities:
             Property and equipment                   (69,430)       (55,670)
             Capitalized software costs              (189,589)      (193,546)
             Cash method of accounting for Sequoia's
               income tax                               -           (125,823)
-----------------------------------------------------------------------------
             Net deferred tax asset                $  430,648        456,161
-----------------------------------------------------------------------------


        SFAS No. 109 provides for recognition of deferred tax assets when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $430,648 at August 31, 1997. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1,300,000 prior to the expiration of the net operating loss and tax credit carryforwards. Taxable income for the years ended August 31, 1997 and 1996 approximated $490,000 and $214,000, respectively. The Company's taxable income of approximately $490,000 differed from book income of approximately $67,000 due to the change from cash to accrual basis for tax reporting purposes upon the Sequoia subsidiary merging with and into the Company on September 1, 1996. (See Note 9 "Merger")

        The $1,456,946 valuation allowance provides for net operating loss and tax credit carryforwards that, as of August 31, 1997, are not expected to be realized prior to expiration. At August 31, 1997 the Company's net operating loss carryforwards, investment tax credit carryforwards, and research and experimental tax credit carryforwards approximated $4,600,000, $47,000 and $370,000,respectively. These carryforwards expire during the years 1998 through 2004. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

(4)	    Stock Options

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

        Pursuant to the Company's merger with Sequoia Data Corporation (Sequoia) in fiscal year 1996, the Company adopted a 1996 stock option plan ("1996 Plan") for all Sequoia employee, officer and director options (Sequoia options) in effect at the time of the merger to be converted into options for the right to purchase 1,164,651 shares of common stock. The Sequoia options were converted to TMS options at a rate of 2.837:1 and a price of 35.24% of the original Sequoia option price. The conversion factors resulted in Sequoia option holders receiving TMS common stock options of corresponding value at the time of the plan of merger. The merger was accounted for as a pooling of interests. Accordingly, the table below includes the effect of the 1996 Plan as if it was adopted at the beginning of the earliest period presented.

        Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant.

        The Company has adopted the disclosure-only provisions of SFAS No.
        123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants in fiscal years 1997 and 1996 been based on the fair value method prescribed by SFAS No. 123, net income would have been reduced by $5,275 and $2,112, respectively, with no effect on earnings per share in either year. The fair values of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 84.22%; risk-free interest rate of 7%; and expected lives of approximately 4 years.

        Pro forma net earnings reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 is not considered.

The following is a summary of stock option transactions:

-----------------------------------------------------------------------------
                               Weighted                         Weighted
                                Average         Option           Average
                   Shares    Exercise Price   Price Range       Fair Value
-----------------------------------------------------------------------------
Shares
 under option:
At August 31,
 1995            3,046,365       $0.37         $0.13-$0.75

 Options
  granted           27,000       $0.13         $0.13                $1.26
 Options
  exercised     (1,165,670)      $0.38         $0.13-$0.53
 Options
  cancelled       (149,021)      $0.52         $0.13-$0.53
-----------------------------------------------------------------------------

At August 31,
 1996            1,758,674       $0.34         $0.13-$0.53

 Options
  granted           30,000       $0.56         $0.56                $0.46
 Options
  exercised       (217,212)      $0.31         $0.13-$0.53
 Options
  cancelled        (34,044)      $0.53         $0.53
-----------------------------------------------------------------------------

At August 31,
 1997            1,537,418       $0.35         $0.13-$0.56
=============================================================================


The following table summarizes information about stock options outstanding at August 31, 1997:

-----------------------------------------------------------------------------
                   Options     Weigted      Weighted    Options     Weighted
                   Outstanding Average      Average   Exercisable    Average
   Range of           at      Remaining     Exercise      at        Exercise
   Option Prices   8/31/97    Contract Life  Price      8/31/97       Price
-----------------------------------------------------------------------------
   $0.13-$0.31     680,796     4.5 Years     $0.16      649,196       $0.15
   $0.38-$0.75     856,622     3.7 Years     $0.50      826,622       $0.48
-----------------------------------------------------------------------------
   $0.13-$0.75     1,537,418   4.1 Years     $0.35    1,475,818       $0.33
-----------------------------------------------------------------------------

(5)	    Employee Benefit Plan

        The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on one year of service and a minimum of 1,000 hours of annual service. In March of 1997, the Company began matching 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $30,000 in 1997. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

(6)	    Capital Stock

        Of the Company's 13,431,049 shares of common stock issued at August 31, 1997, approximately 2,648,071 shares are restricted securities as defined by Rule 144 under the Securities Act of 1933, as amended. The Company purchased 147,143 shares of common stock, at cost, to be held in treasury.

(7)	    Operating Leases

        The Company leases office space and equipment under operating leases. Rent expense was approximately $68,000 and $76,000 for 1997 and 1996, respectively. The Company has non-cancelable future minimum lease obligations of $43,070 in fiscal 1998.

(8)	    Business and Credit Concentrations

        In 1996, POWERCOM-2000 accounted for 11% and 8% of the Company's total revenue and trade accounts receivable, respectively. In 1997, no one customer accounted for more than 10% of the Company's total revenue or trade accounts receivable.

        Information regarding the Company's operations by geographic area as of and for the years ended August 31, 1997 and 1996, is as follows:

---------------------------------------------------------------------------
        Revenue:                                      1997         1996
---------------------------------------------------------------------------
           United States                           $4,657,368    4,915,612
           Europe/Asia (export sales)                 892,860      494,082
           Australia (export sales)                    45,219      120,516
           Canada (export sales)                       45,599       32,266
           Other (export sales)                        24,139       50,100
---------------------------------------------------------------------------
                                                   $5,665,185    5,612,576
===========================================================================

---------------------------------------------------------------------------
        Accounts receivable (gross):                  1997         1996
---------------------------------------------------------------------------
           United States                           $1,078,225    1,364,951
           Europe/Asia                                229,434       68,526
           Australia                                   26,954       28,400
           Canada                                         712        7,490
           Other                                            0        1,000
---------------------------------------------------------------------------
                                                   $1,335,325    1,470,367
===========================================================================

(9)	    Merger

        On March 15, 1996, the TMS board of directors and the Sequoia Computer Corporation board of directors and shareholders approved the merger of a subsidiary of TMS with and into Sequoia, which resulted in Sequoia becoming a wholly-owned subsidiary of TMS. Sequoia, founded in 1987, develops and markets innovative software products in the document image processing, image enhancement, forms processing, and data entry industries. Under the terms of the agreement, Sequoia shareholders received 2.837 shares of TMS common stock for each Sequoia share. Accordingly, TMS issued 3,643,220 shares of its common stock for all of the outstanding shares of Sequoia common stock. Additionally, outstanding options and warrants to acquire Sequoia common stock were converted to options to acquire 1,641,651 shares of TMS common stock. On September 1, 1996, Sequoia merged with and into TMS.

        The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Sequoia for all periods presented. Combined and separate results of TMS and Sequoia during the period preceding the merger were as follows:

-----------------------------------------------------------------------------
                              TMS      Sequoia    Eliminations    Combined
-----------------------------------------------------------------------------
        Six months ended
          February 29,
           1996 (unaudited)
             Net revenue   $2,478,660  590,976      (23,365)      $3,046,271
             Net income    $  418,896   56,712          -         $  475,608
-----------------------------------------------------------------------------

        The combined financial results presented above include reclassification adjustments made to conform the accounting policies of the two companies. All material intercompany transactions were eliminated. In connection with the merger, the Company expensed non-recurring transaction costs of approximately $234,000 in the second and third quarters of fiscal 1996. These transaction costs primarily include legal and accounting fees.

Schedule II

TMS, Inc. (dba TMSSequoia)


Valuation and Qualifying Accounts

-----------------------------------------------------------------------------
                              Additions Charged To  Deductions-   Balance at
                              --------------------
                 Beginning     Costs &   Other       Write-off      End
Classification  of Period      Expenses Accounts   of Accounts    of Period
-----------------------------------------------------------------------------


Year ended
 August 31,
 1997:
  Allowance
  for doubtful
  accounts       $100,000        89,650     -         89,520       $100,130
Year ended
 August 31,
 1996:
  Allowance
  for doubtful
  accounts       $ 99,318       142,535     -        141,853       $100,000
-----------------------------------------------------------------------------

Exhibit 23.1
Independent Auditor's Consent

The Board of Directors
TMS, Inc.:

We consent to incorporation by reference in the Registration Statement on Form S-8 filed by the Company on May 16, 1996, of TMS, Inc. of our report dated October 2, 1997, relating to the balance sheets of TMS, Inc. as of August 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended and related financial statement schedule, which report appears in the August 31, 1997, annual report on Form 10-KSB of TMS, Inc.

                                                     KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
November 19, 1997