Form 10QSB
period 1997-11-30
TMS INC /OK/
filed 1998-01-08
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:                     November 30, 1997

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
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at November 30, 1997
Common stock, par value $.05 per share                    13,283,906


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


TMS, Inc.
Condensed Balance Sheets
November 30, 1997 and August 31, 1997

                                           November 30,         August 31,
                                              1997                 1997
                                          _____________      _____________


Cash                                   $      509,861            426,174
Trade accounts receivable, net              1,194,933          1,235,195
Contract service work in process            1,015,980            579,137
Other current assets                          266,331            322,291
                                          ____________       ____________
   Total current assets
                                            2,987,105          2,562,797
                                          ____________       ____________


Property and equipment                      2,948,749          2,714,181
Accumulated depreciation and
  amortization                             (1,247,354)        (1,167,738)
                                          ____________       ____________
   Net property and equipment               1,701,395          1,546,443
                                          ____________       ____________
Capitalized software development
   costs, net                                 515,524            499,444
Other assets                                  237,738            238,342
                                          ____________       ____________
Total assets                                5,441,762          4,847,026
                                          ============       ============

Note payable                                  263,000             78,000
Accounts payable                              336,958            247,123
Other current liabilities                     504,733            442,765
                                          ____________       ____________
   Total current liabilities                1,104,691            767,888




Obligation under capital lease,
   net of current installments                 69,919                  0
Long-term debt, net of current
   installments                               327,835            333,618
                                          ____________       ____________
Total liabilities                           1,502,445          1,101,506
                                          ____________       ____________

Common stock                                  671,552            671,552
Additional paid-in capital                 11,473,561         11,473,561
Unamortized deferred compensation             (27,902)           (30,048)
Accumulated deficit                        (8,099,009)        (8,290,660)
Treasury stock                                (78,885)           (78,885)
                                          _____________      ____________
   Total shareholders' equity               3,939,317          3,745,520
                                          _____________      ____________
Total liabilities and shareholders'
   equity                              $    5,441,762          4,847,026
                                          =============      ============

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Operations
Three Months Ended November 30, 1997 and 1996


                                                  1997            1996
                                                  ____            ____
Revenue:
  Licensing and royalties                 $    1,153,170        650,520
  Software development services                  452,764        429,338
  Document conversion services                   448,210        125,038
                                             ____________    ____________
                                               2,054,144      1,204,896
                                             ____________    ____________
Operating costs and expenses:
  Cost of licensing and royalties                206,173        251,238
  Cost of software development services          227,646        206,454
  Cost of document conversion services           272,359        107,082
  Selling, general and administrative
     expenses                                  1,100,415        808,351
                                             ____________    ____________
                                               1,806,593      1,373,125
                                             ____________    ____________

Operating (loss) income                          247,551       (168,229)

Other (expense) income, net                      (11,031)        11,817
                                             ____________     ___________

Income (loss) before income taxes                236,520       (156,412)

Income tax expense                                44,869            800
                                             ____________     ___________

Net income (loss)                         $      191,651       (157,212)
                                             ============     ===========
Net income (loss) per common and common
  equivalent share                        $       0.01           (0.01)
                                             ============     ===========
Weighted average common and common
   equivalent shares                          13,827,933      13,312,717
                                             ============     ===========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Three Months Ended November 30, 1997 and 1996

                                                    1997            1996
                                                    ____            ____


Net cash flows provided by (used in)
   operating activities                      $     155,663         (21,696)
                                                ___________     ___________

Cash flows from investing activities:
   Purchases of property and equipment            (137,962)        (32,056)
   Capitalized software development costs         (111,833)        (78,336)
   Patent costs                                          0          (4,128)
   Proceeds from sale of equipment                       0           7,245
                                                ___________      __________
Net cash used in investing activities             (249,795)       (107,275)
                                                ___________      __________



Cash flows from financing activities:
   Repayment of long-term debt                      (7,181)         (5,098)
   Proceeds from short-term note payable           185,000               0
   Repayments of short-term note payable                 0               0
   Issuance of common stock                              0          35,750
                                                ___________      __________
Net cash provided by (used in)
  financing activities                             177,819          30,652
                                                ___________      __________

Net increase (decrease) in cash                     83,687         (98,319)

Cash at beginning of period                        426,174         546,745
                                                ___________      __________
Cash at end of period                        $     509,861         448,426
                                                ===========      ==========

See accompanying notes to condensed
  financial statements.

TMS, Inc.
Notes to Condensed Financial Statements



Unaudited Interim Condensed Financial Statements

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1997.

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


Revenue

Total revenue for the first quarter of fiscal 1998 was $2,054,144 compared to $1,204,896 for the same quarter of fiscal 1997, an increase of $849,248 or 70%.

Licensing and royalties revenue for the first quarter of fiscal 1998 increased $502,650, or 77%, over licensing and royalties revenue for the same quarter of fiscal 1997. First quarter revenue from imaging products increased $400,678, or 125%, over the same period last year. Approximately 70% of the increase in imaging revenue resulted from sales of the Prizm Plug-in product that was released early in the second quarter of fiscal 1997 and targets corporate intranet and Internet users. The remaining 30% of the increase was primarily attributable to additional royalties from customers that use the Company's ViewDirector product. First quarter revenue from image enhancement products (e.g. ScanFix, FormFix) increased $71,780, or 27%, over last year. Increased revenue for image enhancement occurred across all major product lines and is primarily attributable to two additional salespersons that the Company hired late in fiscal 1997 to focus on image enhancement sales and a joint marketing program with Caere Corporation, a leader in Optical Character Recognition
(OCR) technology. Caere uses the Company's ScanFix technology as part of their OCR product offerings.

Software development service revenue for the first quarter of fiscal 1998 was $452,764 compared to $429,338 for the first quarter of fiscal 1997, an increase of $23,426 or 5%. At November 30, 1997, the Company had a software development service revenue backlog of approximately $580,000.

Document conversion service revenue for the first quarter of fiscal 1998 was $448,210 compared to $125,038 for the first quarter of fiscal 1997, an increase of $323,172, or 258%. Approximately 55%, or $245,000, of the first quarter document conversion service revenue came from one customer. The Company expects that services to this customer will be substantially complete early in the second quarter, but has secured another contract that will help replace the level of revenue reported for the first quarter. At November 30, 1997, the Company had a document conversion service revenue backlog of approximately $665,000.


Operating Costs and Expenses

Total operating costs and expenses for the quarter ended November 30, 1997, were $1,806,593 compared to $1,373,125 for the same quarter in fiscal 1997, an increase of $433,648 or 32%.

The cost of licensing and royalties decreased $45,065, or 18%, for the first quarter of fiscal 1997, compared to the same period a year ago. The gross profit margin for licensing and royalties was 82% and 61% for the three months ended November 30, 1997 and 1996, respectively. The increase in gross profit margin is partially attributable to the 36% increase in royalty revenue, which results in little or no cost to the Company. Additionally, the Company has expanded product offerings by using its toolkits to build complete software applications to address an expanding marketplace of software users. First quarter revenue from complete software applications was mostly derived from companies purchasing licenses to install multiple copies of the Company's software throughout their organizations. Revenue from multiple licenses does not result in a proportional increase in unit costs and thus had a significant impact on the Company's first quarter gross margins.

The cost of software development services increased $21,192, or 10%, for the first quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for software development services was 50% and 52% for the three months ended November 30, 1997 and 1996, respectively.

The cost of document conversion services increased $165,277, or 154%, for the first quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for document conversion services was 39% and 14% for the three months ended November 30, 1997 and 1996, respectively. The increase in cost represents the hiring of additional personnel to meet service contract requirements. The increase in gross profit margin is the result of the document conversion group operating at or near full capacity during the fiscal 1998 first quarter. In the prior year first quarter, the Company was in the process of rebuilding its service backlog and had to maintain a certain number of employees and level of overhead to be responsive to new opportunities.

Selling, general and administrative expenses for the first quarter of fiscal 1998 increased $292,064, or 36%, when compared to the first quarter of fiscal 1997. The increase in costs is almost entirely due to personnel related expenses. As mentioned in the Company's 10-KSB for the fiscal year ending August 31, 1997, the Company made several market adjustments to salaries in addition to regular merit and cost of living increases. The Company also improved employee benefit offerings by implementing a 401(k)-retirement plan matching program and absorbing 25% more of the cost of employee medical insurance premiums. The majority of these changes occurred at the beginning of the fiscal 1997 third quarter. During the first quarter of fiscal 1998, the Company implemented an incentive compensation plan that provides cash rewards to all employees if certain revenue and profit goals are achieved. The Company recognized approximately $45,000 related to the incentive plan during the fiscal 1998 first quarter. All of the increases in personnel related costs were deemed necessary to retain and attract competent technical, sales/marketing and management staff. Management expects the employment environment will continue to remain competitive, which may adversely impact future earnings through increased costs.

Income Taxes

Deferred tax expense of $89,878 for the quarter ended November 30, 1997, was offset by deferred tax benefit of approximately $45,000 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

Net Income/Loss

Net income for the first quarter of fiscal 1998 was $191,651 or $.01 per share, compared to a net loss of $157,212, or $.01 per share, for the first quarter of fiscal 1997. The 70% increase in revenue resulting in improved gross margins for licensing and royalties and document conversion services, were the primary factors that resulted in a significant improvement in earnings over the prior year.

FINANCIAL CONDITION

Working capital, at November 30, 1997 was $1,882,414 with a current ratio of 2.7:1 compared to $1,794,909 with a current ratio of 3.3:1, at August 31, 1997. Net cash provided by operations for the three months ended November 30, 1997 was $155,663 compared to net cash used in operations of $21,696 for the same period last year. The current quarter pre-tax profit was the primary reason for improved operating cash flow over the same period last year. Net cash used in investing activities for the first three months of fiscal 1998 was $249,795 compared to $107,275 for the same period in fiscal 1997. The increase in investing activities primarily relates to additional equipment needed to meet requirements under document conversion service contracts.

During the quarter ended November 30, 1997, the Company borrowed $185,000 against its $800,000 line of credit for general operating purposes. This resulted in a balance of $263,000 outstanding against the line of credit at November 30, 1997. The Company also entered into a $100,000 capital lease obligation to obtain the scanners needed to meet requirements under document conversion contracts.

The Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, expanded sales and technical staff and adequate promotion of the Company and its products.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None



Exhibits

Exhibit No.     Name of Exhibit

        27	Financial Data Schedule as of and for the three month period ending November 30, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.

      January 8, 1998        /s/ Arthur D. Crotzer
Date: ____________________       _______________________
                                 Chief Executive Officer


      January 8, 1998        /s/ Deborah D. Mosier
Date: ____________________       _______________________
                                 Chief Financial Officer