Form 10QSB
period 1998-02-28
TMS INC /OK/
filed 1998-03-27
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C. 20549


                               FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended:                     February 28, 1998

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
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                           Outstanding at February 28, 1998
Common stock, par value $.05 per share                    13,303,966


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

                                PART I
- FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 28, 1998 and August 31, 1997

                                           February 28,       August 31,
                                              1998              1997
                                           ------------      ------------
Cash                                      $    186,829           426,174
Trade accounts receivable, net               1,527,561         1,235,195
Contract service work in process               915,757           579,137
Other current assets                           260,086           322,291
                                           ------------      ------------
    Total current assets                     2,890,233         2,562,797
                                           ------------      ------------

Property and equipment                       3,101,018         2,714,181
Accumulated depreciation and
 amortization                               (1,343,577)       (1,167,738)
                                           ------------      ------------
Net property and equipment                   1,757,441         1,546,443
                                           ------------      ------------

Capitalized software development
 costs, net                                    527,187           499,444
Other assets                                   239,317           238,342
                                           ------------      ------------
Total assets                                 5,414,178         4,847,026
                                           ============      ============

Note payable                                         0            78,000
Accounts payable                               291,232           247,123
Other current liabilities                      583,445           442,765
                                           ------------      ------------
    Total current liabilities                  874,677           767,888

Obligation under capital lease, net of
  current installments                         109,714                 0
Long-term debt, net of current
  installments                                 321,906           333,618
                                           ------------      ------------
    Total liabilities                        1,306,297         1,101,506
                                           ------------      ------------

Common stock                                   672,555           671,552
Additional paid-in capital                  11,475,065        11,473,561
Unamortized deferred compensation              (26,292)          (30,048)
Accumulated deficit                         (7,934,562)       (8,290,660)
Treasury stock, at cost                        (78,885)          (78,885)
                                           ------------      ------------
   Total shareholders' equity                4,107,881         3,745,520
                                           ------------      ------------
Total liabilities and shareholders'
  equity                                  $  5,414,178         4,847,026
                                           ============      ============


See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Operations
Three and Six Months Ended February 28, 1998 and 1997


                                  Three Months Ended    Six Months Ended
                                  1998        1997      1998        1997
                                --------------------- --------------------
Revenue:
 Licensing and royalties       $1,268,702    917,162  2,423,872   1,567,683
 Software development services    288,493    416,928    739,257     846,266
 Document conversion services     439,966    133,960    888,176     258,998
                                ---------- ---------- ----------  ----------
                                 1,997,161 1,468,050  4,051,305   2,672,947
                                ---------- ---------- ----------  ----------
Operating costs and expenses:
 Cost of licensing and royalties   233,745   261,198    439,918     512,436
 Cost of software development
  services                         227,097   218,560    454,743     425,014
 Cost of document conversion
  services                         368,680    84,559    641,039     191,641
 Selling, general and
  administrative expenses          954,993   744,388  2,055,408   1,552,692
                                ---------- ---------- ----------  ----------
                                 1,784,515 1,308,705  3,591,108   2,681,783
                                ---------- ---------- ----------  ----------

Operating income (loss)            212,646   159,345    460,197      (8,836)

Other (expense) income, net         (9,486)   10,223    (20,517)     22,040
                                ---------- ---------- ----------  ----------
Income before income taxes         203,160   169,568    439,680      13,204
Income tax expense                  38,713         0     83,582         800
                                ---------- ---------- ----------  ----------
Net income                      $  164,447   169,568    356,098      12,404
                                ========== ========== ==========  ==========

Basic earnings per share             $0.01     $0.01      $0.03       $0.00
                                ========== ========== ==========  ==========
Weighted average common shares  13,297,826 13,302,721 13,290,461  13,292,908
                                ========== ========== ==========  ==========
Diluted earnings per share           $0.01     $0.01      $0.03       $0.00
                                ========== ========== ==========  ==========
Weighted average common and
 common equivalent shares       13,808,403 14,092,438 13,817,763  14,124,600
                                ========== ========== ==========  ==========


See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Six Months Ended February 28, 1998 and 1997

                                              1998              1997
                                           ------------      ------------
Net cash flows provided by
 operating activities                     $    295,661           270,963
                                           ------------      ------------
Cash flows from investing activities:
 Purchases of property and equipment          (204,510)          (99,934)
 Capitalized software development costs       (221,711)         (152,550)
 Patent costs                                   (2,182)           (6,223)
 Proceeds from sale of equipment                     0             7,245
                                           ------------      ------------
Net cash used in investing activities         (428,403)         (251,462)
                                           ------------      ------------
Cash flows from financing activities:
 Repayment of long-term debt                   (12,756)          (10,341)
 Repayment of capital lease obligation         (18,354)                0
 Proceeds from short-term note payable         185,000                 0
 Repayments of short-term note payable        (263,000)                0
 Issuance of common stock                        2,507            66,743
                                           ------------      ------------
Net cash (used in) provided by
 financing activities                         (106,603)           56,402
                                           ------------      ------------
Net (decrease) increase in cash               (239,345)           75,903

Cash at beginning of period                    426,174           546,745
                                           ------------      ------------
Cash at end of period                     $    186,829           622,648
                                           ============      ============


See accompanying notes to condensed
 financial statements.

TMS, Inc.
Notes to Condensed Financial Statements

Basis for Presentation
----------------------
The information included in the Condensed Financial Statements is unaudited, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the Company's 1997 Annual Report filed on Form 10-KSB.

Earnings Per Share
------------------
Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share",supersedes APB Opinion 15 (APB No. 15), "Earnings per Share", and is effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB No. 15. The Condensed Statements of Operations reflect the adoption of SFAS No. 128 for all interim periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties, such as those inherent generally in the computer software industries and the impact of competition, pricing, and changing market conditions. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1997.

QUARTER ENDED FEBRUARY 28, 1998 COMPARED TO FEBRUARY 28, 1997

REVENUE - Total revenue for the second quarter of fiscal 1998 was $1,997,161 compared to $1,468,050 for the same quarter of fiscal 1997, an increase of $529,111 or 36%.

Licensing and royalties revenue for the second quarter of fiscal 1998 increased $351,540,or 38%, over licensing and royalties revenue for the same quarter of fiscal 1997. Second quarter revenue from imaging products increased 24% to $711,978 compared to the $574,515 reported for the second quarter last year. The growth in imaging revenue primarily resulted from sales of the Company's Prizm Plug-in product that was released early in the second quarter of fiscal 1997 and targets corporate Intranet and Internet users. Prizm Plug-in revenue represented approximately 38% and 17% of the second quarter imaging revenue in fiscal 1998 and 1997, respectively. Second quarter revenue from image enhancement products (e.g. ScanFix, FormFix) increased $137,850, or 57%, over the same quarter last year. Increased revenue for image enhancement occurred across all major product lines and is primarily attributable to two additional salespersons that the Company hired late in fiscal 1997 to focus on image enhancement sales and a joint marketing program with Caere Corporation, a leader in Optical Character Recognition (OCR)technology. Revenue from the Company's ScanFix product that may be used in conjunction with Caere's OmniPage product, represented approximately 42% of the fiscal 1998 second quarter growth in image enhancement revenue.

Software development service revenue for the second quarter of fiscal 1998 was $288,493 compared to $416,928 for the second quarter of fiscal 1997, a decrease of $128,435 or 30%. The decrease in software development service revenue resulted from fewer service contracts in the fiscal 1998 second quarter as compared to the same period in 1997. Revenue from one customer represented $153,557, or 53%, of fiscal 1998, second quarter revenue from software development services. At February 28, 1998, the Company had a software development service revenue backlog of approximately $350,000 through June 30, 1998.

Document conversion service revenue for the second quarter of fiscal 1998 was $439,966 compared to $133,960 for the first quarter of fiscal 1997, an increase of $306,006 or 228%. Approximately 54%, or $241,000, of the second quarter document conversion service revenue came from one customer. This customer contract is scheduled to be substantially complete mid-way into the Company's third fiscal quarter. At February 28, 1998, document conversion services had a revenue backlog of approximately $372,000 through the end of the fiscal 1998 third quarter.

OPERATING COSTS AND EXPENSES - Total operating costs and expenses for the quarter ended February 28, 1998 were $1,784,515 compared to $1,308,705 for the same quarter in fiscal 1997, an increase of $475,810 or 36%.

The cost of licensing and royalties decreased $27,453, or 10%, for the second quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for licensing and royalties was 81% and 71% for the three months ended February 28, 1998 and 1997, respectively. The increase in gross profit margin is primarily attributable to the $161,331, or 36%, increase in royalty revenue, which results in little or no cost to the Company. Additionally, the Company has expanded product offerings by using its toolkits to build complete software applications to address an expanding marketplace of software users. Second quarter revenue from complete software applications, such as the Prizm Plug-in, was predominantly derived from companies purchasing licenses to install multiple copies of the Company's software throughout their organizations. Revenue from multiple licenses does not result in a proportional increase in unit costs and thus had a significant impact on the Company's second quarter gross margins.

The cost of software development services increased $8,537, or 4%, for the second quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for software development services was 21% and 48% for the three months ended February 28, 1998 and 1997, respectively. The 30% decline in revenue caused gross margins to drop significantly during the current quarter because technical resources and related costs for performing contract services did not significantly change from last year's second quarter.
The Company had some turnover in senior sales staff and management during the second quarter and is currently in the process of hiring replacement sales staff and rebuilding revenue backlog. Retention and recruitment of qualified technical staff is a significant issue for the Company and the software industry as a whole. Accordingly, the Company has made a decision to maintain its current capacity of technical resources and utilize a portion of the excess resources for further development and enhancements to the Company's core product technologies. This may continue to negatively affect short-term profitability. The Company is also in the process of evaluating sales strategy and staffing to determine what the necessary requirements are to support the current technical capacity for services. The Company is in the process of negotiating additional software development opportunities and believes that new contracts will be secured in the third and fourth quarters. However, the Company can give no assurance when, or if, any of these contracts will be finalized. The Company is prepared to make the necessary adjustments by the end of the current fiscal year to improve profitability of software development services.

The cost of document conversion services increased $284,121, or 336%, for the second quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for document conversion services was 16% and 36% for the three months ended February 28,1998 and 1997, respectively. The increase in cost represents the hiring of additional personnel to meet service contract requirements. The decrease in gross profit margins resulted from a combination of several factors. In the prior year second quarter, and historically for document conversion, services have focused on electronic publishing of documents for several large corporations. Within the last six months, the majority of document conversion services have come from contracts associated with backfile conversion of documents for imaging and database
management.   The technical complexity associated with backfile conversion is much lower than that of electronic publishing; accordingly, the Company faces more competition in securing backfile conversion contracts which affects pricing downward. During the second quarter, one of the Company's primary value added reseller (VAR) channels created a document conversion company in Oklahoma City and hired the Company's senior document conversion sales person. In addition to external competition and pricing pressures, the document conversion group has faced a number of internal challenges that have negatively impacted gross margins for the second quarter. Rapid growth has hindered productivity because of the number of new employees and contract workers that were hired to meet service requirements. The contract that accounted for 54% of document conversion revenue in the second quarter (see the discussion of revenue above) is being performed at a customer site, which has increased costs, and has required many more labor resources than was originally expected. This contract will not be substantially complete until mid-April so margins will continue to be negatively impacted in the fiscal 1998 third quarter. The Company is currently evaluating the document conversion bidding practices in an effort to better match labor and cost requirements with service fees. Upon completion of the significant contract in mid-April, the Company is prepared to take significant cost cutting measures if the backlog at that time does not match the available resources.

Selling, general and administrative expenses for the second quarter of fiscal 1998 increased $210,605, or 28%, when compared to the second quarter of fiscal 1997. The increase in costs is almost entirely due to personnel related expenses. As mentioned in the Company's 10-KSB for the fiscal year ending August 31, 1997, the Company made several market adjustments to salaries in addition to regular merit and cost of living increases. The Company also improved employee benefit offerings by implementing a 401(k)-retirement plan matching program and absorbing 25% more of the cost of employee medical insurance premiums. The majority of these changes occurred at the beginning of the fiscal 1997 third quarter. During the first quarter of fiscal 1998, the Company implemented an incentive compensation plan that provides cash rewards to all employees if certain revenue and profit goals are achieved. The Company recognized approximately $34,000 related to the incentive plan during the fiscal 1998 second quarter. All of the increases in personnel related costs were deemed necessary to retain and attract competent technical, sales/marketing and management staff. Management expects the employment environment will continue to remain competitive, which may adversely impact future earnings through increased costs.


INCOME TAXES - Deferred tax expense of $77,201 for the quarter ended February 28, 1998, was offset by deferred tax benefit of approximately $38,500 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of net deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those net deferred tax assets.

NET INCOME/LOSS - Net income for the second quarter of fiscal 1998 was $164,447 or $.01 per share, compared to 169,568, or $.01 per share, for the second quarter of fiscal 1997. Increased revenue for the current year second quarter was offset by higher costs associated with excess technical resource capacity in software development services, low gross margins in document conversion, and generally higher salary and benefit costs. Additionally the Company recorded $38,713 of tax expense during the quarter to give effect to utilization of the Company's net operating loss carryforwards against taxable income. At the end of the second quarter last year, the Company had not recognized tax expense because taxable income was at a break-even level.


SIX-MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO FEBRUARY 28, 1997

REVENUE - Total revenue for the first six-months of fiscal 1998 was $4,051,305 compared to $2,672,947 for the same period in fiscal 1997, an increase of $1,378,358 or 52%.

Licensing and royalties revenue for the first six-months of fiscal 1998 increased $856,189, or 54%, over licensing and royalties revenue for the same period in fiscal 1997. Six-month revenue from imaging products increased 60% to $1,433,547 compared to the $895,406 reported for the same six-month period last year. Approximately 85% of the imaging revenue growth came from sales of the Company's Prizm Plug-in product. Prizm Plug-in revenue represented approximately 43% and 18% of imaging revenue for the first six months of fiscal 1998 and 1997, respectively. Revenue from image enhancement products increased $209,630, or 41%, for the first six months of the current year as compared to the same period last year. Approximately 64% of the increase in image enhancement revenue came from the Company's ScanFix product that may be used in conjunction with Caere's OmniPage product. The Company secured a co-marketing agreement with Caere, a leader in OCR technology, early in the current fiscal year. Additional sales focus from two additional sales staff for image enhancement products also contributed to growth for the first six months of the current year.

Software development service revenue for the first six months of fiscal 1998 was $739,257 compared to $846,266 for the same period in fiscal 1997, a decrease of $107,009 or 12%. The decrease in software development service revenue resulted from fewer service contracts in the fiscal 1998 second quarter as compared to the same period in 1997. Revenue from one customer represented $443,624, or 60%, of software development services revenue for the first six months of fiscal 1998. At February 28, 1998, the Company had a software development service revenue backlog of approximately $350,000 through June 30, 1998.

Document conversion service revenue for the first six months of fiscal 1998 was $888,176 compared to $258,998 for the same period in fiscal 1997, an increase of $629,178 or 242%. The Company secured two large back-file conversion contracts during the first six months of the current fiscal year. Revenue from those two contracts represented approximately 54%, or $484,000, of document conversion service revenue for the first six months of the current fiscal year. One of the significant contracts was substantially complete early in the second fiscal quarter, but may require some follow-up work through the remainder of the fiscal year. The second significant contract is scheduled to be substantially complete in mid-April. At February 28, 1998, document conversion services had a revenue backlog of approximately $372,000 through the end of the fiscal 1998 third quarter.


OPERATING COSTS AND EXPENSES - Total operating costs and expenses for the six months ended February 28, 1998 were $3,591,108 compared to $2,681,783 for the same period in fiscal 1997, an increase of $909,325 or 33%.

The cost of licensing and royalties decreased $72,518, or 14%, for the first six months of fiscal 1998, compared to the same period a year ago. Lower costs are primarily attributed to an approximate $70,000 increase in capitalized development costs for new and significantly enhanced products. The gross profit margin for licensing and royalties was 81% and 67% for the six months ended February 28, 1998 and 1997, respectively. The increase in gross profit margin is primarily attributable to the $289,181, or 37%, increase in royalty revenue, which results in little or no cost to the Company. Additionally, the sale of multiple licenses of the Company's complete software applications has had a significant impact on improved gross margins, because revenue from multiple licenses does not result in a proportional increase in unit costs. For the first six months of the current year, revenue from the Company's complete software applications has increased $542,505, or 143%, compared to the same period last year. The Prizm Plug-in product accounts for 84% of the growth in complete software applications.

The cost of software development services increased $29,729, or 6%, for the first six months of fiscal 1998, compared to the same period a year ago. The gross profit margin for software development services was 38% and 49% for the six months ended February 28, 1998 and 1997, respectively. The 12% decline in revenue and excess technical resource capacity caused gross margins to drop for the first six months of the current fiscal year, as compared to the same period last year. As mentioned in the discussion of the second quarter above, the Company is in the process of evaluating sales strategy and staffing to help determine what the necessary requirements are to support the current technical capacity for services. As the software development services group continues to re-build its revenue backlog, the Company has decided to retain its current capacity of technical resources. A portion of these resources will be used internally for product development and enhancement. The Company is prepared to make the necessary adjustments by the end of the current fiscal year to improve profitability of software development services.

The cost of document conversion services increased $449,398, or 234%, for the first six months of fiscal 1998, compared to the same period a year ago. The gross profit margins for document conversion services were 27% and 26% for the six months ended February 28, 1998 and 1997, respectively. The increase in cost represents the hiring of additional personnel to meet service contract requirements and an increase in the number of jobs performed at customer sites. The low gross profit margins for the first six months in the prior year reflect a certain level of labor and overhead cost that were required to be maintained to support growth during a rebuilding period. The low margins for the first six months of the current year primarily result from a significant increase in the amount of backfile conversion jobs, lower productivity resulting from a significant number of new employees, and a miss-match in the amount of revenue and labor resources for a significant contract.
For a more detail explanation of operational issues within document conversion, refer to the "OPERATING COSTS AND EXPENSES" section in the discussion of the fiscal 1998 second quarter above.

Selling, general and administrative expenses for the first six months of fiscal 1998 increased $502,716 or 32%, when compared to the same period in fiscal 1997. The increase in costs is almost entirely due to personnel related expenses. Refer to the "OPERATING COSTS AND EXPENSES" section in the above discussion of the second quarter for a more detailed explanation. The first six months of the fiscal year is generally the highest for general and administrative expenses because of professional fees associated with the annual financial statement audit, legal fees for SEC compliance, annual report reproduction and the annual shareholder's meeting. The Company anticipates that selling, general and administrative expenses will remain at a similar level during the second six months of the fiscal year because of planned increases in marketing related to tradeshows, advertising and public relations.

INCOME TAXES. - Deferred tax expense of $167,078 for the six months ended February 28, 1998, was offset by a deferred tax benefit of approximately $83,496 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of net deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

NET INCOME. - Net income for the first six months of fiscal 1998 was $356,098 or $.03 per share,compared to 12,404, or $.00 per share, for the first six months of fiscal 1997. Revenue growth and increased gross profit margins for licensing and royalties were the primary factors that contributed to improved net income over the prior year.



                             FINANCIAL CONDITION

Working capital, at February 28, 1998 was $2,015,556 with a current ratio of 3.3:1 compared to $1,794,909 with a current ratio of 3.3:1, at August 31, 1997. Net cash provided by operations for the six months ended February 28, 1998 and 1997 was $295,661 and 270,963, respectively. Despite increased profits for the first six months of the current fiscal year, the Company experienced only a slight increase in operating cash flow as compared to the same six-month period last year. More working capital is tied up in accounts receivable and work in process in the current year because many of the larger licensing and royalty revenue transactions occurred late in the second quarter and the billing and collection cycle time is longer for service work. Net cash used in investing activities for the first six months of fiscal 1998 was $428,403 compared to $251,462 for the same period in fiscal 1997. The increase in investing activities primarily relates to additional equipment needed to meet requirements under document conversion service contracts and increased product software development.

During the first quarter of the current year, the Company borrowed $185,000 against its $800,000 line of credit for general operating purposes. The Company repaid $263,000 against the line of credit using cash from operations during the second quarter of the current fiscal year. At February 28, 1998, there was no balance outstanding against the line of credit. During the first six months of the current fiscal year the Company entered into approximately $187,000 of capital lease obligations to obtain the necessary scanners to meet requirements under document conversion contracts.

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

a)  The Company held its annual meeting of shareholders on January 23, 1998.

b)  The following matters were voted upon at the annual meeting:
        1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                                        Affirmative          Votes Withheld
Dana R. Allen				11,013,315		 303,475
Doyle E. Cherry                         10,278,365             1,038,425
Arthur D. Crotzer                       11,224,015                92,775
James R. Rau, M.D.			10,862,492		 454,298
Marshall C. Wicker			10,862,492		 454,298

        2)	The shareholders ratified the appointment of KPMG Peat Marwick LLP as independent public accountants for 1998. Affirmative votes were 11,181,992; negative votes were 46,385; and abstentions were 88,413.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

None

Exhibits
--------

Exhibit No.     Name of Exhibit

        27	     Financial Data Schedule as of and for the six month period ending February 28, 1998.




SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.

      March 27, 1998         /s/ Arthur D. Crotzer
Date: ____________________       _______________________
                                 Chief Executive Officer


      March 27, 1998         /s/ Deborah D. Mosier
Date: ____________________       _______________________
                                 Chief Financial Officer