Form 10QSB
period 1998-05-31
TMS INC /OK/
filed 1998-06-29
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:                         May 31, 1998

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

Title of Each Class                           Outstanding at May 31, 1998
Common stock, par value $.05 per share                    13,303,966


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



TMS, Inc.
Condensed Balance Sheets
May 31, 1998 and August 31, 1997


                                      May 31,              August 31,
                                       1998                  1997
                                       ----                  ----

Cash                               $   523,499               426,174
Trade accounts receivable, net       1,144,686             1,235,195
Contract service work in process       828,002               579,137
Other current assets                   240,546               322,291
                                   ------------           -----------
     Total current assets            2,736,733             2,562,797
                                   ------------           -----------

Property and equipment               3,143,560             2,714,181
Accumulated depreciation and
   amortization                     (1,439,256)           (1,167,738)
                                   ------------           -----------
     Net property and equipment      1,704,304             1,546,443
                                   ------------           -----------

Capitalized software development
   costs, net                          559,390               499,444
Other assets                           238,758               238,342
                                   ------------           -----------

Total assets                         5,239,185             4,847,026
                                   ============           ===========




Note payable                                 0                78,000
Accounts payable                       185,112               247,123
Other current liabilities              510,377               442,765
                                   ------------           -----------
     Total current liabilities         695,489               767,888

Obligation under capital lease,
   net of current installments          94,357                     0
Long-term debt, net of current
   installments                        315,994               333,618
                                   ------------           -----------

     Total liabilities               1,105,840             1,101,506
                                   ------------           -----------

Common stock                           672,555               671,552
Additional paid-in capital          11,475,065            11,473,561
Unamortized deferred compensation      (25,039)              (30,048)
Accumulated deficit                 (7,910,351)           (8,290,660)
Treasury stock                         (78,885)              (78,885)
                                   ------------           -----------
     Total shareholders' equity      4,133,345             3,745,520
                                   ------------           -----------


Total liabilities and
   shareholders'equity             $ 5,239,185             4,847,026
                                   ============           ===========


See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations
Three and Nine Months Ended May 31, 1998 and 1997



                                 Three Months Ended       Nine Months Ended

                                   1998        1997        1998        1997
                                   ----        ----        ----        ----

Revenue:
   Licensing and royalties     $ 1,036,067   1,041,376   3,459,939   2,609,058
   Software development
     services                      260,155     164,373     999,412   1,010,639
   Document conversion
     services                      420,413     244,123   1,308,589     503,121
                               ------------  ----------  ----------  ----------
                                 1,716,635   1,449,872   5,767,940   4,122,818
                               ------------  ----------  ----------  ----------

Operating costs and expenses:
   Cost of licensing and
     royalties                     245,901     255,954     685,819     768,390
   Cost of software
     development services          194,355     193,864     649,098     618,878
   Cost of document
     conversion services           303,878     122,823     944,917     314,464
   Selling, general and
     administrative                935,963     854,325   2,991,371   2,407,017
                               ------------  ----------  ----------  ----------
                                 1,680,097   1,426,966   5,271,205   4,108,749
                               ------------  ----------  ----------  ----------

Operating income                    36,538      22,906     496,735      14,069

Other (expense) income, net         (6,648)      9,966     (27,165)     32,006
                               ------------  ----------  ----------  ----------

Income before income taxes          29,890      32,872     469,570      46,075

Income tax expense                   5,679      17,300      89,261      18,100
                               ------------  ----------  ----------  ----------

Net income                     $    24,211      15,572     380,309      27,975
                               ============  ==========  ==========  ==========


Basic earnings per share       $      0.00   $    0.00   $    0.03   $    0.00
                               ============ ==========  ==========  ==========
Weighted average common shares  13,303,156  13,427,049  13,294,693  13,331,492
                               ============ ==========  ==========  ==========

Diluted earnings per share     $      0.00   $    0.00   $    0.03   $    0.00
                               ============ ==========  ==========  ==========
Weighted average common and
   common equivalent shares     13,619,269  14,053,463  13,751,598  14,100,888
                               ============ ==========  ==========  ==========


See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
Nine Months Ended May 31, 1998 and 1997



                                              1998              1997
                                              ----              ----

Net cash flows provided by
  operating activities                      $ 827,836           285,991
                                            ----------         ---------

Cash flows from investing activities:
    Purchases of property and equipment      (247,055)         (229,375)
    Capitalized software development costs   (355,088)         (235,240)
    Patent costs                               (2,181)           (6,223)
    Proceeds from sale of equipment                 0             7,245
                                            ----------         ---------

  Net cash used in investing activities      (604,324)         (463,593)
                                            ----------         ---------


Cash flows from financing activities:
  Repayment of long-term debt                 (18,300)          (15,541)
  Repayment of capital lease obligation       (32,394)                0
  Proceeds from short-term note payable       340,000                 0
  Repayments of short-term note payable      (418,000)                0
  Issuance of common stock                      2,507            67,741
                                            ----------         ---------

   Net cash (used in) provided by
      financing activities                   (126,187)           52,200
                                            ----------         ---------

Net increase (decrease) in cash                97,325          (125,402)

Cash at beginning of period                   426,174           546,745
                                            ----------         ---------

Cash at end of period                       $ 523,499           421,343
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

Earnings Per Share
------------------
Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", supersedes APB Opinion 15 (APB No. 15), "Earnings per Share", and is effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB No. 15. The Condensed Statements of Operations reflect the adoption of SFAS No. 128 for all interim periods presented.

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

QUARTER ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997

REVENUE - Total revenue for the third quarter of fiscal 1998 was $1,716,635 compared to $1,449,872 for the same quarter of fiscal 1997, an increase of $266,763 or 19%.

Licensing and royalties revenue for the third quarter of fiscal 1998 was flat as compared to the same quarter of fiscal 1997. Third quarter revenue from imaging products decreased 4% to $618,895 compared to the $639,143 reported for the third quarter last year. The decrease in imaging revenue primarily resulted from a decline in ViewDirector royalties reported during the current quarter. Third quarter revenue from image enhancement products (e.g. ScanFix, FormFix) increased $7,223, or 3%, over the same quarter last year.

Software development service revenue for the third quarter of fiscal 1998 was $260,155 compared to $164,373 for the third quarter of fiscal 1997, an increase of $95,782 or 59%. The increase in software development service revenue resulted from continued fulfillment of a significant service contract that was secured in the fourth quarter of fiscal 1997. Revenue from that significant contract represented $217,359, or 84%, of fiscal 1998 third quarter software development services revenue.

Document conversion service revenue for the third quarter of fiscal 1998 was $420,413 compared to $244,123 for the third quarter of fiscal 1997, an increase of $176,290 or 73%. Approximately 47%, or $197,951, of the third quarter document conversion service revenue came from one customer. This customer contract was substantially completed during the current quarter. The company expects that revenue from document conversion will significantly decline during the fourth quarter of the current year. The expected decline is a direct result of the Company's recent decision to discontinue pursuit of backfile document conversion projects. During the current year third quarter, revenue from backfile related conversion projects represented approximately 55%, or $232,000, of total document conversion revenue. See the discussion of document conversion under the "OPERATING COSTS AND EXPENSES" section below for additional information related to backfile conversion.


OPERATING COSTS AND EXPENSES - Total operating costs and expenses for the quarter ended May 31, 1998 were $1,680,097 compared to $1,426,966 for the same quarter in fiscal 1997, an increase of $253,131 or 18%.

The cost of licensing and royalties decreased $10,053, or 4%, for the third quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for licensing and royalties was 77% and 76% for the three months ended May 31, 1998 and 1997, respectively.

The cost of software development services for the third quarter of fiscal 1998 was flat, compared to the same period a year ago. The gross profit margin for software development services was 26% and a negative 18% for the three months ended May 31, 1998 and 1997, respectively. The 59% increase in software development services revenue had the most significant impact on improved gross margins over the same quarter last year. During the current year third quarter, the Company continued to carry technical resource capacity at a higher level than was necessary to fulfill contract requirements. In an effort to increase the opportunities to secure additional service contracts and better match technical capacity, the Company recently hired two experienced salespersons. The Company is in the process of negotiating additional software development opportunities and has secured new contracts for the fourth quarter. Accordingly, the Company believes that gross margins will continue to improve in the fourth quarter, but can give no assurances that this will be the case.

The cost of document conversion services increased $181,055, or 148%, for the third quarter of fiscal 1998, compared to the same period a year ago. The gross profit margin for document conversion services was 28% and 50% for the three months ended May 31, 1998 and 1997, respectively. The increase in cost represents the hiring of additional personnel to meet service contract requirements. The decrease in gross profit margins resulted from a combination of several factors. In the prior year third quarter, and historically for document conversion, services have focused on electronic publishing of documents for several large corporations. Within the last nine months, the majority of document conversion services have come from contracts associated with backfile conversion of documents for imaging and database management.
The technical complexity associated with backfile conversion is much lower than that of electronic publishing; accordingly, the Company faces more competition in securing backfile conversion contracts which effects pricing downward. In addition to external competition and pricing pressures, the document conversion group has faced internal productivity challenges that have negatively impacted gross margins for the third quarter. Rapid growth has hindered productivity because of the number of new employees and contract workers that were hired to meet service requirements. The contract that accounted for 47% of document conversion revenue in the third quarter (see the discussion of revenue above) is being performed at a customer site, which has increased costs, and has required many more labor resources than was originally expected. This contract was substantially completed in the third quarter. As mentioned in the discussion of document conversion revenue above, the Company made a decision in the third quarter to discontinue pursuit of backfile conversion contracts. Accordingly, the Company expects to see a significant decline in document conversion costs during the fourth quarter due to a reduction in the direct labor force that was required to fulfill backfile contract obligations. The Company continues to fulfill contract obligations associated with electronic publishing of documents. The electronic publishing conversion work is in line with the Company's core competencies and has historically resulted in much higher margins, but lower revenue as compared to backfile related projects. The Company is the in the process of analyzing the need for certain non direct labor personnel, facilities and equipment for the ongoing electronic publishing operations of document conversion. It is possible that in the fourth quarter the Company may record a one-time restructuring charge for employee severance, equipment and other transition costs, but can not reasonably estimate such costs, if any, at the present time.

Selling, general and administrative expenses for the third quarter of fiscal 1998 increased $81,638, or 9%, when compared to the third quarter of fiscal 1997. The increase is primarily related to additional personnel costs in the form of merit and cost of living increases and additional resources to support the overall growth of the Company.

Income Taxes
------------
Deferred tax expense of $11,579 for the quarter ended May 31, 1998, was offset by deferred tax benefit of approximately $5,900 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

Net Income/Loss
---------------
Net income for the third quarter of fiscal 1998 was $24,211 compared to 15,572 for the third quarter of fiscal 1997. The Company's net income for the third quarter was essentially flat compared to the same period last year even though revenue increased 18%. This is primarily due to the mix of the Company's third quarter revenue being more heavily weighted to document conversion backfile activities which affects overall company margins downward.

NINE-MONTHS ENDED MAY 31, 1998 COMPARED TO MAY 31, 1997

REVENUE - Total revenue for the first nine-months of fiscal 1998 was $5,767,940 compared to $4,122,818 for the same period in fiscal 1997, an increase of $1,645,122 or 40%.

Licensing and royalties revenue for the first nine-months of fiscal 1998 increased $850,881, or 33%, over licensing and royalties revenue for the same period in fiscal 1997. Nine-month revenue from imaging products increased 34% to $2,052,442 compared to the $1,534,549 reported for the same nine-month period last year. Approximately 91% of the imaging revenue growth came from sales of the Company's Prizm Plug-in product. Prizm Plug-in revenue represented approximately 42% and 26% of imaging revenue for the first nine months of fiscal 1998 and 1997, respectively. Revenue from image enhancement products increased $216,853, or 28%, for the first nine months of the current year as compared to the same period last year. Approximately 59% of the increase in image enhancement revenue came from the Company's ScanFix product that may be used in conjunction with Caere's Omnipage product. The Company secured a co-marketing agreement with Caere, a leader in OCR technology, early in the current fiscal year. Additional sales focus from two additional sales staff for image enhancement products also contributed to growth for the first nine months of the current year.

Software development service revenue for the first nine months of fiscal 1998 was $999,412 compared to $1,010,639 for the same period in fiscal 1997, a decrease of $11,227, or 1%. Revenue from one customer represented $660,982, or 66%, of software development services revenue for the first nine months of fiscal 1998.

Document conversion service revenue for the first nine months of fiscal 1998 was $1,308,589 compared to $503,121 for the same period in fiscal 1997, an increase of $805,468 or 160%. The Company secured two large back-file conversion contracts during the first nine months of the current fiscal year. Revenue from those two contracts represented approximately 53%, or $698,632, of document conversion service revenue for the first nine months of the current fiscal year. One of the significant contracts was substantially completed early in the second fiscal quarter, but may require some follow-up work through the remainder of the fiscal year. The second significant contract was substantially completed during the current quarter. The Company recently decided to discontinue pursuit of additional backfile conversion projects.
This will have a downward impact on both revenue and expenses in the fourth quarter. See the discussion of document conversion revenue and costs in the analysis of the third quarter above for a more detailed discussion of backfile conversion.


OPERATING COSTS AND EXPENSES - Total operating costs and expenses for the nine months ended May 31, 1998 were $5,271,205 compared to $4,108,749 for the same period in fiscal 1997, an increase of $1,162,456 or 28%.

The cost of licensing and royalties decreased $82,571, or 11%, for the first nine months of fiscal 1998, compared to the same period a year ago. Lower costs may be primarily attributed to an approximate $120,000 increase in capitalized development costs for new and significantly enhanced products. The gross profit margin for licensing and royalties was 80% and 71% for the nine months ended May 31, 1998 and 1997, respectively. The increase in gross profit margin is primarily attributable to the $196,424 or 15%, increase in royalty revenue, which results in little or no cost to the Company. Additionally, the sale of multiple licenses of the Company's complete software applications has had a significant impact on improved gross margins, because revenue from multiple licenses does not result in a proportional increase in unit costs. For the first nine months of the current year, revenue from the Company's complete software applications has increased $618,246 or 90%, compared to the same period last year. The Prizm Plug-in product accounts for 77% of the growth in complete software applications.

The cost of software development services increased $30,220, or 5%, for the first nine months of fiscal 1998, compared to the same period a year ago. The gross profit margin for software development services was 35% and 39% for the nine months ended May 31, 1998 and 1997, respectively. The excess technical resource capacity caused gross margins to drop for the first nine months of the current fiscal year, as compared to the same period last year. As mentioned in the discussion of software development costs for the current quarter, the Company recently hired two additional experienced sales staff in an effort to improve the ability to better match service opportunities with technical capacity. As the software development services group continues to re-build its revenue backlog, the Company has decided to retain its current capacity of technical resources. The Company is prepared to make the necessary adjustments by the end of the current fiscal year to improve profitability of software development services.

The cost of document conversion services increased $630,453, or 200%, for the first nine months of fiscal 1998, compared to the same period a year ago. The gross profit margins for document conversion services were 28% and 37% for the nine months ended May 31, 1998 and 1997, respectively. The increase in cost represents the hiring of additional personnel to meet service contract requirements. The low gross profit margins for the first nine months in the prior year reflect a certain level of labor and overhead cost that were required to be maintained to support future growth. The low margins for the first nine months of the current year primarily result from a significant increase in the amount of backfile conversion jobs, lower productivity resulting from a significant number of new employees, and a miss-match in the amount of revenue and labor resources for a significant contract. For a more detail explanation of operational issues within document conversion, refer to the "OPERATING COSTS AND EXPENSES" section in the discussion of the fiscal 1998 third quarter above.

Selling, general and administrative expenses for the first nine months of fiscal 1998 increased $584,354 or 24%, when compared to the same period in fiscal 1997. The increase in costs is almost entirely due to personnel related expenses. As mentioned in the company's 10-KSB for the fiscal year ending August 31, 1997, the company made several market adjustments to salaries in addition to regular merit and cost of living increases. The company also improved employee benefit offerings by implementing a 401(k)-retirement plan matching program and absorbing 25% more of the cost of employee medical insurance premiums. The majority of these changes occurred at the beginning of the fiscal 1997 third quarter. During the first quarter of fiscal 1998, the Company also adopted an incentive compensation plan that provides cash rewards to all employees if certain revenue and profit goals are achieved. The Company recognized approximately $63,000 of incentive expense for the first nine months of the fiscal year.

Income Taxes
------------
Deferred tax expense of $178,437 for the nine months ended May 31, 1998, was offset by a deferred tax benefit of approximately $89,176 attributable to the decrease in the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

Net Income
----------
Net income for the first nine months of fiscal 1998 was $380,309 or $.03 per share, compared to $27,975, or $.00 per share, for the first nine months of fiscal 1997. Revenue growth and increased gross profit margins for licensing and royalties were the primary factors that contributed to improved net income over the prior year.

Impact of Year 2000 Issue
-------------------------
The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000. The Company's director of corporate systems has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. The costs associated with this effort are expected to be incurred through 1999 and are not expected to have a material impact on the results of operations, cash flows or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issues, nor can the Company fully predict the consequences of noncompliance. The Company has reviewed all of its software products for sale and determined them to be year 2000 compliant and accordingly does not believe it will be adversely impacted by year 2000 issues as it relates to its own products for sale.

FINANCIAL CONDITION

Working capital, at May 31, 1998 was $2,041,244 with a current ratio of 3.9:1 compared to $1,794,909 with a current ratio of 3.3:1, at August 31, 1997. Net cash provided by operations for the nine months ended May 31, 1998 and 1997 was $827,836 and 285,991, respectively. Improved collections and a higher profitability were the primary factors resulting in improved operating cash flow. Net cash used in investing activities for the first nine months of fiscal 1998 was $604,324 compared to $463,593 for the same period in fiscal 1997. Capitalized software development costs for new products and significant enhancement to existing products accounted for 59% and 51% of the cash used for investing activities in 1998 and 1997, respectively.

During the first quarter of the current year, the Company borrowed $185,000 against its $800,000 line of credit for general operating purposes. The Company repaid $418,000 against the line of credit using cash from operations during the first six months of the current fiscal year. No borrowing was required during the current third quarter and at May 31, 1998, there was no balance outstanding against the line of credit. During the first nine months the Company entered into approximately $187,000 of capital lease obligations to obtain the necessary scanners to meet requirements under document conversion contracts.

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


                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

None

Exhibits
--------

Exhibit No.     Name of Exhibit

        27	Financial Data Schedule as of and for the nine month period
                ending May 31, 1998.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


      June 29, 1998            /s/ Arthur D. Crotzer
Date: ____________________         _______________________
                                   Chief Executive Officer


      June 29, 1998            /s/ Deborah D. Mosier
Date: ____________________         _______________________
                                   Chief Financial Officer