Form 10KSB
period 1998-08-31
TMS INC /OK/
filed 1998-11-25
CIK 835412

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-KSB

        ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 1998
    Pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number- 0-18250

                                TMS, Inc.
              (name of small business issuer in its charter)

            Oklahoma                                   91-1098155
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      206 West 6th Avenue
         P.O. Box 1358
      Stillwater, Oklahoma 74076                         405/377-0880
  (Address of Principal Executive Offices)        (Issuer's Telephone Number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT-
                                None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT-
                      Common Stock, $.05 par value
                            (title of class)

	Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES X        NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                               YES        NOX

The issuer's revenues for its most recent fiscal year were $7,354,679

Aggregate market value of voting stock held by nonaffiliates as of
                      October 31, 1998- $3,934,135

Number of shares outstanding of each of the Issuer's classes of common stock, as of October 31, 1998- Common Stock, $.05 par value- 13,589,179

                 Documents Incorporated By Reference

        Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

        The Company's Proxy Statement in connection with its Annual Meeting of Share-holders to be held on January 22, 1999 is incorporated by reference in Part III, Items 9, 10, 11, and 12.

        Transitional Small Business Disclosure Format-	YES      NO X

Form 10-KSB
for the fiscal year ended August 31, 1998

Table of Contents                            PAGE

PART I                                         2

Item 1. Business                               2

Item 2. Properties                             7

Item 3. Legal Proceedings                      7

Item 4.	Submission of Matters to a Vote
        of Security Holders                    7

PART II                                        7

Item 5.	Market for Common Equity and
        Related Stockholder Matters            7

Item 6.	Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations              8

Item 7. Financial Statements                  11

Item 8.	Changes In and Disagreements
        With Accountants on Accounting
        and Financial Disclosure              11

PART III                                      11

Item 13. Exhibits and Reports on Form 8-K     11

Signatures                                    12

Index to Financial Statements and
 Financial Statement Schedule                 F1

Companies and products named in this document may be trademarks of the respective companies with which they are associated.

Part I

ITEM 1. BUSINESS

General Development of Business

TMS, Inc., doing business as TMSSequoia (the "Company")is an Oklahoma corporation, which has been engaged in the computer software business since 1981. During fiscal 1996, the Company acquired Sequoia Computer Corporation ("Sequoia"), a California corporation, through the merger of a subsidiary of the Company with and into Sequoia. Sequoia, founded in 1987, developed and marketed innovative software products in document image processing, image enhancement,and forms processing. The resulting company, TMSSequoia, licenses computer software products and provides services to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. The Company offers the following imaging technology solutions to attain these objectives:

--	     Core, general-purpose imaging software products
--	     Image management solutions
--	     Forms processing solutions
--	     Intranet imaging solutions

        More specifically, the Company sells the following types of products and services to reach the above mentioned solutions:

--	     Software development tools
--	     End-user applications
--	     Consulting and integration services
--	     Data capture and conversion services

Products

TMSSequoia's software product offerings include software development tools and end-user applications. The Company receives license fees and/or royalties from the sales of these products.

        Software development tools offer customers the core technology necessary for developing new software applications or enhancing existing applications.

	       An end-user application is stand-alone software that installs directly on the user's system or on the server in a client/server environment. The software may function independently of any other software or be closely associated with another software package. Programming knowledge is not required to use an end-user application.

Achieving Customer Solutions with TMSSequoia Technology and Services

Core, General-Purpose Imaging Software Products. Customers use the Company's core technology products to create custom applications to meet critical business needs that pre-packaged end-user applications often cannot achieve. They may wish to capture and display digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents, and photographs on many kinds of computer workstations or personal computers, local area networks (LANs),intranets, or the Internet. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images. Following are typical uses for some of the Company's primary core technology products.

Image Enhancement

ScanFix. The ScanFix development tool automatically enhances scanned images by removing specks, lines, shading, broken characters, etc., for greatly enhanced images. It is used in virtually all types of document images, and especially where optical character recognition (OCR) is required. ScanFix is licensed to original equipment manufacturers (OEMs) such as Caere, IBM, Minolta, Ricoh and Xerox as well as corporate customers and government organizations. The Company receives a royalty for each computer workstation utilizing the product. The ScanFix toolkit is available as cross-platform
C libraries or an ActiveX component.

       	ScanFix is also available as an end-user application. Power users like scanning service bureaus are the most likely to buy ScanFix. The Company has also bundled and co-marketed its application with companies including Caere, Minolta and Xerox. In particular, the Company and Caere signed an agreement in fiscal 1997 to both OEM and co-market the ScanFix end-user application inside Caere's OmniPage Pro product.

       	Eight patents were awarded for technology methods incorporated in the ScanFix product in fiscal years 1997 and 1998. See "Copyrights, Patents, Proprietary Information, Trademarks and Licenses."

Image Viewing & Management

ViewDirector. This software development tool provides image display for black/white and color imaging applications. The toolkit is often used for image-enabling existing applications or for creating custom applications. ViewDirector provides fast display and a large suite of image management tools (i.e., magnifiers, rotation, hyperlinking, annotations). It is available as cross-platform C libraries or as an ActiveX component. The Company licenses ViewDirector to Value Added Resellers ("VARs"), system integrators, software developers and government agencies, as well as companies who use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the product.

RasterView. The RasterView end-user application is a simple, yet high performance image viewer for even novice computer users. Suitable for image-enabling databases of scanned images or other Windows applications, it may be used stand-alone or connected via DDE links. It displays black/white or color images and includes handy magnifiers, image quality adjustment, etc.

ActiveX Suite

Scan - Cleanup - View.  The ActiveX Suite is a combination of the
Company's popular tools- ScanDirector, ScanFix and ViewDirector. These ActiveX components offer ease of integration for prototyping or for complete application development. The Company licenses the ActiveX Suite to VARs, system integrators, software developers and government agencies, as well as companies who use the software internally.

Image Capture

ScanDirector. This software development tool allows a developer to easily create custom scanning applications for Windows. ScanDirector's fast bitonal scanning supports all major lines of common business scanners. The toolkit is available as an ActiveX component and is primarily marketed to OEMs and system integrators.

Image Management Solutions

TMSSequoia provides solutions for small to mid-size businesses and corporate work groups that often need simple document management solutions. They may need electronic access to common business documents such as forms, applications, reports, service manuals, contracts, business correspondences, purchase orders, or bills of lading. Following are the Company's image management products:

Scan 'n Store. This image database software lets users easily scan, index, store and retrieve scanned images. This end-user application was under development in fiscal 1998 and released in first quarter of fiscal 1999. The Scan 'n Store end-user software is built for Windows users. It allows input of custom keywords for user-defined fields to easily search for information stored in Microsoft Access or ODBC databases. The product is available in single or multi-user versions. The product is expected to be sold through VARs.

LegalView. LegalView provides legal professionals high-performance presentation software for displaying scanned trial documents. This end-user application has the ability to easily emphasize specific areas (i.e., highlighters, drawing tools), hide sensitive information, add sticky notes or annotations, enlarge areas, etc. It displays multi-page documents in letter, legal or large sizes.

Forms Processing Solutions

TMSSequoia markets its FormFix developer's toolkit to highly-skilled customers developing custom applications for high volume data capture systems.

FormFix. Customers can create custom forms processing applications with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can be read by OCR systems and converted for use in relational databases, billing systems, and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. The product is available as a C library. The Company licenses FormFix to VARs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the FormFix product.

Intranet Imaging Solutions

The Company has developed a line of technologies to allow customers to view and manage images on corporate intranets using Internet browsers such as Netscape Navigator or Microsoft Internet Explorer. Similar to the Internet, users of an intranet access secure, corporate pages using standard web browsers. These pages may reference scanned document images such as engineering drawings, technical manuals, financial documents, or human resource information. Most standard web browsers do not have the capability to display these scanned images. The Company's Prizm technologies address this need and allow users the ability to view plus manipulate these images inside their web browsers. The Company's intranet imaging products include:

Prizm Plug-in. The Prizm Plug-in is a tool that provides document image viewing inside browsers such as Netscape Navigator or Microsoft Internet Explorer, enabling display, manipulation and printing of TIFF, JPEG and other compressed images. It offers annotation, hyperlinking and magnifying capabilities at each end-user's desktop. The Company sells a unit of the product for each individual user. It is sold in both Corporate and Personal versions for multiple platforms. Free demonstration versions are available on the Company's website (www.tmssequoia.com). Netscape's plug-in page listing for Prizm provides the Company with a major source of leads for the product.

Prizm Image Server with Java Client. The Company recognized the need for a client/server version of the Prizm Plug-in technology and developed the product during fiscal 1998. The tool was released for sale during the first quarter of fiscal 1999. Prizm Image Server is an economical way to provide intranet image display for large groups. It has a server-side optimized imaging engine that supports platform-independent Java clients. The Company sells the product on a per server basis.

Services

Consulting and Integration Services

TMSSequoia offers a variety of services (referred to as Software
Development Services in the "Financial Statements") for analyzing business and information management processes as well as integrating business solutions. Customers who do not have in-house technical staff or expertise in a particular area seek outsourcing services as a cost-efficient way to meet their needs. In particular, the services the Company offers include:

--	     Requirements analysis

--	     System design

--	     Systems integration

--	     Custom development

--	     System maintenance

        The Company charges for projects on a time and materials basis as well as a flat fee basis. On occasion, some of the Company's toolkit customers contract for services. Furthermore, customers who do not have in-house technical staff may desire to purchase ongoing maintenance services from the Company.

       	The Company is also certified as a Microsoft Solution Provider with the ability to market products and services for Microsoft's suite of Office and BackOffice products. This certification offers the Company the opportunity to receive referrals from Microsoft. During fiscal 1998, the Company received the Best Imaging System Award in a competition sponsored by Microsoft and Knowledge Management World Magazine. The award was given for the Company's expertise in scanning and imaging technology and use of Microsoft BackOffice products to solve a critical business problem for Kaiser Permanente's Form Processing Center. The Company was selected as a finalist in the same competition during fiscal 1999 in the structured workflow competition. The project involved a workflow solution for the Oklahoma County Clerk's Office.

Data Capture and Conversion Services

TMSSequoia provides data capture and conversion services (referred to as Document Conversion Services in the "Financial Statements") for customers desiring the ability to use electronic data for online information retrieval, intranet or Internet distribution, permanent archives, electronic publishing or printing on demand. It offers a variety of ways to capture plus enhance data for electronic delivery including-

--	     Data capture - for converting paper documents and information to electronic forms (using high speed scanning, OCR/ICR (intelligent character recognition), forms processing, etc.)

--	     Indexing - for large volume searching

--	     Hyperlinking - for navigating complex sets of information

--	     Document markup - for internet/intranet document delivery or third party retrieval products

        The Company is generally engaged in competitive bidding and charges for its services on a per piece basis. It markets its services regionally and through relationships with VARs. Customers needing these services often require retrieval software or imaging software, thus allowing the Company to leverage its extensive suite of imaging products. The Company believes that this capability, in combination with the Company's experience in providing retrieval and imaging solutions to customers is one of TMSSequoia's competitive strengths.

Markets

The primary market for the Company's products and services are large corporations, system integrators, OEMs, VARs, and branches of the federal government desiring to more cost-effectively and time-effectively use their information. The Company's products and services span industry boundaries with customers including financial institutions, law firms, pharmaceutical companies, transportation and aerospace companies,insurance companies, software companies, private and public utilities, manufacturers, engineering firms and defense agencies. The increasing use of the World Wide Web and the Internet also offers marketing opportunities to these customers who often have little or no expertise with the Internet or corporate intranet development.

        	TMSSequoia's marketing efforts are conducted primarily through exhibits at tradeshows and conventions, print advertising, Internet advertising, directmail, tele-marketing, and making field sales calls with demonstrations.

        	Many of the Company's products are listed in the General Services Administration ("GSA") contract schedule, to enable all agencies and branches of the federal government to purchase products directly from the Company. The Company also has its training services listed on the GSA contract schedule.

        	Currently, the Company employs 13 people in the marketing and sales of its products. The Company has marketing and sales offices in Stillwater and
Tulsa,Oklahoma; Burlingame, California; Burnsville, Minnesota, and Groton,
Connecticut.

Distribution Methods

The Company distributes its products through a direct sales force, domestic and international resellers, online Internet-based stores, and firms creating and selling turnkey solutions.

Competition

The computer software field is highly competitive with many companies in the industry. TMSSequoia competes with a number of companies that have greater financial, technical and marketing resources. The Company believes that the primary competitive factors with respect to its products and services are the features of its products, the technical capabilities of the Company's personnel, quality of service, and price. The Company believes that it can compete favorably with respect to all of these factors.

        	The Company has competitors in each of the basic imaging tools marketplace arenas in which it supplies products. These companies, including AccuSoft, Pixel Translations, Wang, Lead Technologies, Seaport Imaging, Visionshape, FormWare and TIS, are selling products aimed at the Company's customer base. Additionally, Wang markets a basic imaging capability to purchasers of the Microsoft Windows 95 product.

       	The Company's strategy is to establish a marketplace for its Scan
'n Store product with small to mid-sized businesses and corporate work groups that are not well served by either the low or high-end competitors. Low-end market competitors such as Paperless Office, Paperport, and Scan2File offer similar products on the web or through retail channels that are in the $100 price range. Scan 'n Store competes with basic product functionality in the low-end but offers through its VAR distribution channel training, installation, and technical support, which is typically not available with its low-end competitors. In contrast, high-end market competitors such as FileMagic, LaserFiche and Optical Technology Group offer products to markets seeking enterprise solutions. High-end products are typically more costly document management systems or Computer Output to Laser Disc (COLD) products. Smaller businesses or corporate work groups generally do not need this level of sophistication. The product's success will depend primarily on the establishment and the strength of its VAR channel.

        The target market for the Company's new Prizm Image Server product is large organizations with many users who need intranet image display capabilities on an "ad hoc" basis, and/or organizations that require "thin client" (i.e., predominant processing done by a server) computing environments. The Prizm Image Server expands the Company's Prizm Plug-in technology by offering a client/server alternative and multi-platform Java technology, enabling users to access one software application regardless of individual computer type. Competitors for the Prizm technology include Accusoft and Accordex. Primary competitive advantages of Prizm Image Server include its unique architecture and its pricing model, which is on a per server basis as opposed to other competitive products which are priced on a per user basis.
The rich image manipulation and annotation features of all of the Prizm technology continues to be another important competitive advantage.

       	TMSSequoia's services divisions compete with both regional and national companies some of whom have greater size and resources than the Company. The Company is concentrating on regional opportunities and seeking to leverage past project successes, including work done for the Oklahoma County government and Tinker Air Force Base through an SBIR (Small Business Innovation Research) grant.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses

The copyright laws permit the Company to copyright many aspects of its software. TMSSequoia has obtained copyright registrations for its software products and expects to apply for additional registrations in the future as appropriate.

        Patent applications relating to the Company's ScanFix product were filed in the United States Patent and Trademark Office. These applications have resulted to date in the Patent Office awarding eight patents. The most recent patents include Patent #5,729,635, which covers all the features and methods used to process images quickly, and Patent #5,778,103 for removing lines from images without leaving noise behind and also for removing crooked and jagged lines. Previously awarded patents included the following technology areas-Patent #5,594,817-detection of scanned page skew, a method of deskewing (incremental digital image rotation); Patent #5,590,224-document registration; Patent #5,625,719-dot shaded removal, image despecking; Patent #5,594,814-horizontal and vertical line removal, line intersection repair; Patent #5,579,414-automatic correction of inverted (white) text, and Patent #5,594,815-general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The scope and extent of patent rights respecting computer software is evolving; therefore, the Company cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.

        	The Company is not aware of any claims of infringement of patents or other intellectual property belonging to others which would have a material effect on the Company's operations or financial condition.

        	The Company treats as proprietary any software it develops, and protects its software through licensing and distribution agreements. In addition, the Company requires written undertakings of confidentiality from all of its employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication.

        	TMSSequoia has developed, through use, common law trademark rights in ViewDirector, MasterView, ScanDirector, Prizm Plug-In, Prizm Image Server with Java Client, Scan'n Store, GrayFix, CD-VU, ShowFax, TIFF Utilities,
BlackTIE, RasterView, and CompressDirector as used in connection with the Company's software products. The Company has registered trademarks on the ScanFix and FormFix products.

        	The Company grants its customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, FormFix, and ScanDirector toolkit products for use on computers used by personnel or customers of licensees. The Company typically receives an initial license fee for the toolkit and offers an optional annual maintenance fee for such products. Licenses of the Company's toolkits entitle licensees to develop custom applications using the toolkits, then distribute the software to users inside their organization, or to their end customers, and the Company receives a royalty for each computer workstation on which the software is used.

Research and Development

TMSSequoia recognizes the need to continually develop new and improved products. Current plans include efforts to develop consumer level products for the Internet,to further the Company's support for JAVA technology, to expand the applicability of grayscale and color image enhancement technology to a wider variety of image types, and transition focus from the imaging toolkits to more application-based complete imaging products. Pursuing these efforts will necessitate further improvements in the Company's core technologies. The Company also creates new products through its Software Development Services projects. Customers bring conceptual ideas for products to the Company for development, thus supplementing the Company's own research and development.

        In fiscal years 1998 and 1997, the Company capitalized software development costs of $487,021 and $332,895, respectively, related to new products and product enhancements. The Company intends to maintain the level of expenditures for research and development; however, the extent to which such levels can be maintained will be dependent upon available working capital. With the Company's growth in service work requiring a greater use of the engineering staff's available time, the Company may have to add personnel to maintain the current level of research and development.

Employees

At August 31, 1998, the Company had 73 full-time employees and 17 hourly employees. Most of the hourly employees are employed in the Document Conversion Services division. The Company's business is dependent in large part on its ability to attract and retain qualified technical, marketing and management personnel, and the Company must compete with larger and more established companies for such persons.

Customers

The Oklahoma County Government ("OK County") accounted for approximately $853,000, or 12%, of the Company's total revenue in fiscal 1998.
The OK County project was substantially completed early in the first quarter of fiscal 1999 and is not expected to have significant ongoing service requirements. Management has secured additional service contracts, but not at the level of revenue reported for OK County. No one customer accounted for 10% or greater of fiscal 1997 total revenue. The Company continues to develop strategic relationships with large firms to produce revenue opportunities for both products and services, but there can be no assurance that additional service contracts will replace the level of revenue reported for OK County in fiscal 1998.

Sales to Foreign Customers

Approximately 7% and 18% of total revenues for fiscal 1998 and 1997, respectively, are attributable to sales to foreign customers. See Note 8 to the Financial Statements.

Backlog

As of October 31, 1998, there was a backlog of software development and document conversion services revenue of approximately $1,250,000 compared to approximately $1,300,000 as of October 31, 1997.

ITEM 2. PROPERTIES

The Company's headquarters consist of approximately 14,655 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. The Company purchased the building in fiscal 1994 and occupied the space in fiscal 1995 after renovation was complete. The Company secured a mortgage on the building in fiscal 1995 (see Note 2 to the Financial Statements for additional information).

        	The Company leases approximately 7,000 square feet of space located at 110 West Third Street in Stillwater, Oklahoma. The lease has monthly aggregate rental payments of $1,750 per month. This space is occupied by the
Document Conversion Services division.

        	The Company has offices in Burlingame, California; Groton, Connecticut;
and Tulsa, Oklahoma. Collectively these offices amount to approximately 3,000 square feet and monthly rentals approximate $5,500.

        	The Company believes its facilities will meet capacity requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding which, if decided adversely to the Company, would have a material impact on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market, and prices are quoted by the National Quotation Bureau, Incorporated
("NQB") on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board.
The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock for fiscal years 1998 and 1997. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is the NQB.
                                            BID PRICES
                                           HIGH     LOW
                   FISCAL 1998

                   First Quarter        $  .562    .406
                   Second Quarter          .500    .312
                   Third Quarter           .687    .312
                   Fourth Quarter          .593    .343

                   FISCAL 1997

                   First Quarter        $  .875    .562
                   Second Quarter          .687    .562
                   Third Quarter           .687    .531
                   Fourth Quarter          .562    .468

        The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the foreseeable future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, the Company's earnings, its financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends. The Company has approximately 1,730 shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's results of operations and financial condition should be read in conjunction with the financial statements, description of the Company's business and other information included elsewhere herein. Except for the historical information contained herein, this Form 10-KSB contains certain forward-looking statements regarding the Company's business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

Results of Operations

Revenue. Total revenue for fiscal 1998 was $7,354,679 compared to $5,665,185 for fiscal 1997, an increase of $1,689,494 or 30%.

        	Licensing and royalties revenue increased $797,963, or 23%, in fiscal 1998. Revenue from imaging products (i.e., ViewDirector, Prizm Plug-in) increased 21% to $2,584,401 compared to $2,138,244 reported for fiscal 1997. Substantially all of the imaging revenue growth came from sales of the Company's Prizm Plug-in product. Prizm Plug-in revenue represented 43% and 28% of total revenue from imaging products in fiscal years 1998 and 1997, respectively. During the second half of fiscal 1998, the Company began to see a significant increase in the number of products that compete with the Prizm Plug-in. Early in fiscal 1999, the Company released a new next generation product in the Prizm family of products - Prizm Image Server with Java
Client - in an effort to head off competition and to continue to grow. Revenue from image enhancement products (i.e.,ScanFix, FormFix) increased 24% to $1,269,590 compared to $1,023,518 reported for fiscal 1997. Approximately 84% of the image enhancement revenue increase came from sales of the special version of the Company's ScanFix product that may be used in conjunction with Caere's OmniPage product. This was the direct result of the Company securing a co-marketing agreement with Caere, a leader in OCR technology, early in fiscal 1998. The other significant contributor to image enhancement revenue came from sales of the Company's FormFix product. FormFix revenue increased 52%, to $326,477, during fiscal 1998.

        	Software development services revenue for fiscal 1998 was $1,271,668 compared to $1,348,190 for fiscal 1997, a decrease of $76,522, or 6%. Revenue from one customer, OK County, represented $852,580, or 67%, of total fiscal
1998 software development services revenue. The Company continues to market and negotiate software development services contracts, but there can be no assurance that the Company will continue to secure enough new contracts to replace the level of revenue reported from OK County during fiscal 1998.

        	Document conversion services revenue of $1,731,532 increased 127%, or $968,053, from the $763,479 reported for fiscal 1997. The Company secured and completed two large back-file conversion contracts during fiscal 1998.
Revenue from those two contracts accounted for $784,489, or 45%, of total fiscal 1998 document conversion services revenue. The Company decided in late third quarter fiscal 1998 to discontinue pursuit of additional back-file conversion projects. Although this will have a downward impact on both revenue and expenses in the future, the Company will continue to provide electronic publishing services in support of ongoing customer relationships. These ongoing services accounted for approximately 40% of document conversion services revenue in fiscal 1998. See a further discussion of document conversion and the impact of back-file conversion in the "Operating Costs and Expenses" section below.

Operating Costs and Expenses. Total operating costs and expenses for fiscal 1998 were $6,876,942 compared to $5,630,251 in fiscal 1997, an increase of $1,246,691, or 22%.

        	The cost of licensing and royalties for fiscal 1998 decreased $90,828, or 9% from costs reported for fiscal 1997. Lower costs are primarily attributable to an approximate $150,000 increase in capitalized development costs for new and significantly enhanced products. The impact of increased capitalization was partially offset by higher amortization of previously capitalized costs as compared to the previous year and technical salary adjustments and company-wide improved employee benefit offerings that were necessary to retain and attract competent staff. The gross profit margins for licensing and royalties were 80% and 72% for fiscal years 1998 and 1997, respectively. The sale of multiple licenses of the Company's complete software applications has had a significant impact on improved gross margins over the prior year, because revenue from multiple licenses does not result in a proportional increase in unit costs. Fiscal 1998 revenue from the Company's complete software applications increased $705,077, or 75%, over the prior year. The Prizm Plug-in product accounted for 74% of the growth in complete software applications.

	        The cost of software development services increased $51,499, or 6%, over costs reported for fiscal 1997. The increase in costs primarily relates to salary adjustments for technical staff and improved employee benefit offerings on a company-wide basis that were necessary to retain and attract competent staff. Additionally the Company opened a leased office in Tulsa mid-way through the prior year. Fiscal 1998 was the first full year to absorb additional overhead costs for the Tulsa office. Gross profit margins for software development services were 31% and 39% in fiscal years 1998 and
1997, respectively. Lower margins were the result of a 6% decrease in software development services revenue and the 7% increase in costs. Because of the highly competitive recruiting environment, the Company maintained a higher level of technical staff than was necessary during the second half of fiscal 1998 in anticipation of securing additional contracts that would require the existing level of trained technical resources currently on staff.
This also contributed to lower margins as compared to prior year. The Company has recently been refocusing its software development services business model to emphasize reapplication of technology developed in previous projects and greater use of third party products for integration. The Company is prepared to make additional adjustments as necessary to improve the margins of software development services.

        	The cost of document conversion services increased $644,325, or 141%, from costs reported for fiscal 1997. The increase in total document conversion costs resulted from the hiring of additional personnel to meet contract service requirements. Gross profit margins for document conversion were 36% and 40% in fiscal years 1998 and 1997, respectively. The decrease in gross profit margins resulted from a combination of several factors. Document conversion has historically focused on electronic publishing of documents for several large corporations. During the first nine months of the current year, the majority of document conversion work came from contracts associated with back-file conversion of documents for imaging and database management. The technical complexity associated with back-file conversion is much lower than that of electronic publishing; accordingly, the Company faces more competition which effects both pricing and gross margins downward. Gross margins for back-file conversion contracts approximated 24% during the current year, which was not adequate for reporting net profitable results for document conversion in fiscal 1998. As mentioned in "Revenue" above, the Company decided late in the third quarter to discontinue pursuit of additional back-file conversion contracts and focus on securing additional electronic publishing contracts. Electronic publishing is more in line with the Company's core competencies and has historically resulted in much higher gross margins, but lower revenue as compared to back-file related projects. The Company made significant cost reductions in the fourth quarter of fiscal 1998, and plans to make additional adjustments in the first quarter of fiscal 1999 to achieve the level of capacity that is necessary to secure and deliver in accordance with electronic publishing contract requirements.

         Selling, general and administrative expenses for fiscal 1998 increased $641,695 or 19%, when compared to fiscal 1997. The increase in costs is almost entirely due to personnel related expenses. The Company made several market adjustments to salaries in addition to regular merit and cost of living increases. Improved employee benefit offerings included the implementation of a 401(k) retirement plan matching program (see "Employee Benefit Plan" in Note 7 to the Financial Statements) and absorption of 25% more of the cost of employee medical insurance premiums. The employee benefit improvements occurred at the beginning of the prior year third quarter. Additionally, the Company implemented an incentive compensation plan that provided for cash rewards to all employees if certain revenue and profit goals are achieved.
The Company recognized approximately $75,000 of incentive expense related to this plan.

         In addition to personnel related increases, the Company increased its allowance for doubtful accounts by $90,000 during the fourth quarter because of uncertainty that exists about collection of one significant VAR customer account. The current uncollected balance from this VAR approximates $304,000. On October 1, 1998, a security agreement went into effect whereby the VAR is required to make monthly payments to the Company equal to 100% of the revenue that the VAR generates from distribution of products that contain the Company's technology. The first monthly payment is due November 30, 1998. Based on historical trends of the VAR product distributions, the Company anticipates that the uncollected balance will be paid in full by August 31, 1999. However, because of the uncertainty that exists about the VAR's ability to pay, the Company increased its allowance for doubtful accounts. If the VAR does not adhere to the security agreement or revenue from VAR product distributions is significantly lower than historical trends, the Company will be required to make additional adjustments to its allowance for doubtful accounts in future quarters.

Income Taxes. The Company's effective income tax benefit rate was 11% for fiscal 1998 compared to a 35% income tax expense rate for fiscal 1997. The effective income tax rates for both fiscal years 1998 and 1997 differed from the "expected" Federal tax expense rate of 34%, primarily because of the reduction of the valuation allowance provided against the Company's deferred tax assets. Deferred tax assets are primarily the result of the Company's net operating loss carryforwards. See "Income Taxes" in Note 3 to the Financial Statements.

Net Income. Net income for fiscal 1998 was $488,983, or $0.04 per share, compared to $43,543, or $0.00 per share, for fiscal 1997. The 23% growth in licensing and royalties revenue and related significant increase in gross margins were the primary factors that caused an increase in fiscal 1998 net income when compared to fiscal 1997.

Impact of Year 2000 Issue. The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000 (Y2K). The Company has formed an oversight committee and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. As of October 31, 1998, the Y2K committee had identified and prioritized the Company's systems that could potentially be impacted by Y2K. The Company is currently in the process of determining Y2K readiness for all identified systems and expects to be substantially complete by mid-December 1998. The Y2K committee is undertaking three primary steps to validate systems readiness (1) obtain a vendor readiness statement, (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to perform the procedures described in steps (1) and (2) for all systems that are not already validated through a third-party authorized organization. Prior to the end of December the Company plans to have a detailed schedule of events that will be required to correct Y2K problems, if any. This schedule will include a list of identified problems, prioritization of the problems, and identified solutions. Beginning in January 1999, the Company will begin implementing solutions for any systems identified to have a Y2K problem. This phase will include applying solutions, verifying that solutions make the system(s) Y2K ready, and developing a contingency plan for any critical system that is not deemed Y2K compliant. The Company plans to be complete with all Y2K readiness and contingency planning by September 1, 1999. The Company anticipates that the Y2K processes discussed above will be performed utilizing existing employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with Y2K activities. Upon completion of the systems readiness phase in mid-December, the Company will evaluate whether incremental costs will need to be incurred for systems that are critical to the organization and not deemed to be Y2K compliant. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning.

        	No assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

        	The Company has reviewed all of its software products for sale and determined them to be year 2000 compliant and accordingly, does not believe it will be adversely impacted by year 2000 issues as it relates to its own products for sale.

Financial Condition

Working capital at August 31, 1998 was $2,096,032 with a current ratio of 4.2:1 compared to $1,794,908, with a current ratio of 3.3:1, at August 31, 1997. Net cash provided by operating activities for fiscal 1998 was $998,664 compared to $505,054 for fiscal 1997. Higher net income and improved collections from customers were the primary factors resulting in improved operating cash flow. Net cash used in investing activities for fiscal 1998 was $788,836 compared to $668,734 for fiscal 1997. Capitalized software development costs for new products and significant enhancements to existing products accounted for 62% and 50% of the cash used for investing activities in 1998 and 1997, respectively.

        	During fiscal 1998 the Company borrowed $340,000 against its line of credit for general operating purposes and repaid $418,000. There was no balance outstanding against the line of credit at August 31, 1998.

        	The Company believes net cash provided by operating activities and the operating line of credit of $800,000 will be adequate to meet its current obligations and current operating and capital requirements. The line of credit expires on November 3, 1998. The Company anticipates the line of credit will remain at $800,000 and be extended for another year when it matures. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.
The Company's long-term needs include funding for increased product development, expanded sales, marketing and technical staff and adequate promotion of the Company and its products. The net operating cash flow and the Company's existing line of credit are expected to be adequate to provide sufficient resources for operations in future periods.

Impact of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company will include required operating segment information in its interim financial report as of and for the period ending November 30, 1998. Identifiable segments include Tools and Utilities, End-user Applications, Professional Services, and Document Conversion. These segments are based on differentiating the types of products and services the Company offers.

        	In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition" which supersedes SOP 91-1, Software Revenue Recognition". The principle objectives of SOP 97-2 are to amend provisions in SOP 91-1 which led to diversity in revenue recognition practices among software companies and to address practice issues not previously covered under SOP 91-1. The most significant change in accounting under SOP 97-2 is the requirement to un-bundle multiple elements in software transactions and to allocate pricing to each element based on vendor specific objective evidence of fair values. The Company is required to adopt the provisions of SOP 97-2 for all software revenue transactions beginning
September 1, 1998. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. The amount and extent to which the Company will have to defer revenue for promised future deliveries will be dependent on the number of contract arrangements that provide such provisions beginning September 1, 1998.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page Fl hereof.

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

ITEM 13. EXHIBITS AND REPORTS ON
FORM 8-K

(a) Exhibits. The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk (*)

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

        3.1	    Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Form 10-K for the fiscal year ended August 31, 1995.

        3.2	    Bylaws of the Registrant, as amended, incorporated herein
                by reference to Exhibit No. 3.1 to the Registrant's Form 8-K Current Report dated June 4,1993.

        10.1*	  Employee Stock Option Plan, incorporated herein by
                reference to Exhibit No. 10.1 to the Registrant's Form 10 Registration Statement, filed with the Commission on January 15, 1990 (the "Form 10").

        10.2*	  Senior Employee Stock Option Plan, incorporated herein by
                reference to Exhibit No. 10.2 to the Registrant's Form 10.

        10.3*	  Employee Incentive Stock Option Plan, incorporated herein
                by reference to Exhibit No. 10.3 to the Registrant's Form 10.

        10.4	   Form of Engineering Services Agreement between the
                Registrant and The Toro Company, incorporated herein by reference to Exhibit No. 10.4 to the Registrant's Form 10-K for the fiscal year ended August 31, 1995.

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

        10.8	   Engineering Services Agreement between the Registrant and
                the Oklahoma County Government

        10.10*	 TMS, Inc. 1996 Stock Option Plan, incorporated herein by
                reference to Exhibit No. 99 to the Registrant's Form S-8 as filed with the Commission on May 16, 1996.

        23.1	   Consent of KPMG Peat Marwick LLP

        27.0	   Financial Data Schedule

(b) Reports on Form 8-K No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal 1998.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT- TMS, INC.

DATE   11/20/98        BY  /s/Arthur D. Crotzer
       ________            __________________________________________
                           Arthur D. Crotzer, Chief Executive Officer

DATE   11/20/98        BY  /s/Deborah D. Mosier
       ________            __________________________________________
                           Deborah D. Mosier, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE   11/20/98        BY  /s/Dana R. Allen
       ________            __________________________________________
                           Dana R. Allen, Chairman of the Board

DATE   11/20/98        BY  /s/Arthur D. Crotzer
       ________            __________________________________________
                           Arthur D. Crotzer, Chief Executive Officer
                           and Director

DATE   11/20/98        BY  /s/Doyle E. Cherry
       ________            __________________________________________
                           Doyle E. Cherry, Director

DATE   11/20/98        BY  /s/Marshall C. Wicker
       ________            __________________________________________
                           Marshall C. Wicker, Director

DATE   11/20/98        BY  /s/James R. Rau, M.D.
       ________            ___________________________________________
                           James R. Rau, M.D., Director

Index to Financial Statements and
Financial Statement Schedule
                                                      PAGE

Independent Auditors' Report                               F1

Financial Statements
 Balance Sheets- August 31, 1998 and 1997           F2 and F3

 Statements of Operations- Years Ended
  August 31, 1998 and 1997                                 F4

 Statements of Shareholders' Equity-
  Years Ended August 31, 1998 and 1997                     F5

 Statements of Cash Flows- Years Ended
  August 31, 1998 and 1997                                 F6

 Notes to Financial Statements-
  August 31, 1998 and 1997                     F7 through F12

Financial Statement Schedule
 Schedule II - Valuation and Qualifying
  Accounts- Years Ended August 31, 1998
  and 1997                                                F13

All other schedules are omitted as they are inapplicable or not required, or the required information is included in the Financial Statements or Notes to Financial Statements.

Independent Auditors' Report

The Board of Directors and Shareholders

TMS, Inc.:

We have audited the financial statements of TMS, Inc. (dba TMSSequoia) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG Peat Marwick LLP


                                           Oklahoma City, Oklahoma
                                           October 20, 1998

        F1



Balance Sheets
August 31, 1998 and 1997

TMS, Inc. (dba TMSSequoia)
                                                  1998             1997
Assets

Current assets:
 Cash and cash equivalents                 $     491,696          426,174
 Trade accounts receivable, net of
   allowance for doubtful accounts of
   $190,000 in 1998 and $100,130 in 1997       1,293,921        1,224,161
 Contract service work in process                597,345          579,137
 Deferred income taxes                           275,248          240,425
 Prepaid expenses and other current assets        89,802           92,900
___________________________________________________________________________
                Total current assets		         2,748,012       	2,562,797
___________________________________________________________________________

Property and equipment:
 Land                                            111,000          111,000
 Building                                        753,826          748,589
 Computer equipment                            1,934,913        1,482,587
 Furniture and fixtures                          387,668          372,005
___________________________________________________________________________
                                               3,187,407        2,714,181
   Less accumulated depreciation and
    amortization                              (1,527,528)      (1,167,738)
___________________________________________________________________________
                Net property and equipment     1,659,879        1,546,443
___________________________________________________________________________

Other assets:
 Capitalized software development costs,
   net of accumulated amortization of
   $848,280 in 1998 and $482,354 in 1997         620,539          499,444
 Deferred income taxes                           209,252          190,223
 Other assets                                     47,901           48,120
___________________________________________________________________________
                Total other assets               877,692          737,787
___________________________________________________________________________

Total assets                               $   5,285,583        4,847,027
===========================================================================

See accompanying notes to financial statements.

        F2


                                                   1998             1997
Liabilities and Stockholders' Equity

Current liabilities:
 Note payable                              $            -           78,000
 Current obligations under capital leases          60,763                -
 Current installments of long-term debt            23,631           23,934
 Accounts payable                                 147,844          247,124
 Accrued payroll expenses                         319,995          310,697
 Deferred revenue                                  99,747          108,134
___________________________________________________________________________
                Total current liabilities         651,980          767,889

Obligations under capital leases, net of
 current installments                              78,651                -
Long-term debt,net of current installments        309,986          333,618
___________________________________________________________________________
                Total liabilities               1,040,617        1,101,507
___________________________________________________________________________

Shareholders' equity:
 Preferred stock, $.01 par value.
   Authorized 1,000,000 shares; none issued             -                -
 Common stock, $.05 par value. Authorized
   50,000,000 shares; 13,466,109 shares
   issued and 13,318,966 outstanding in 1998
   and 13,431,049 shares issued and
   13,283,906 outstanding in 1997                 673,305          671,552
 Additional paid-in capital                    11,476,190       11,473,561
 Unamortized deferred compensation                (23,967)         (30,048)
 Accumulated deficit                           (7,801,677)      (8,290,660)
 Treasury stock, at cost, 147,143
   shares in 1997                                 (78,885)         (78,885)
___________________________________________________________________________
                Total shareholders' equity      4,244,966        3,745,520
___________________________________________________________________________

Commitments (Notes 2 and 7)
___________________________________________________________________________
Total liabilities and shareholders' equity $    5,285,583        4,847,027
===========================================================================

        F3



Statements of Operations
Years Ended August 31, 1998 and 1997

TMS, Inc. (dba TMSSequoia)
                                                  1998             1997

Revenue:
 Licensing and royalties                   $    4,351,479       3,553,516
 Software development services                  1,271,668       1,348,190
 Document conversion services                   1,731,532         763,479
___________________________________________________________________________
                                                7,354,679       5,665,185
___________________________________________________________________________

Operating costs and expenses:
 Cost of licensing and royalties                  892,684         983,512
 Cost of software development services            872,765         821,266
 Cost of document conversion services           1,100,960         456,635
 Selling, general and administrative            4,010,533       3,368,838
___________________________________________________________________________
                                                6,876,942       5,630,251
___________________________________________________________________________

Operating income                                  477,737          34,934
Other income (expense):
 Interest income                                   13,160          16,436
 Interest expense                                 (41,756)        (24,378)
 Other, net                                        (7,045)         40,149
___________________________________________________________________________
Income before income taxes                        442,096          67,141

Income tax benefit (expense)                       46,887         (23,600)
___________________________________________________________________________
Net income                                 $      488,983          43,541
===========================================================================

Net income per share:
 Basic                                     $         0.04            0.00
 Diluted                                   $         0.04            0.00
===========================================================================
Weighted average shares:
 Basic                                         13,299,280      13,560,451
 Diluted                                       13,840,614      14,275,575
===========================================================================

See accompanying notes to financial statements.

        F4



Statements of Shareholders' Equity
Years Ended August 31, 1998 and 1997

TMS, Inc. (dba TMSSequoia)
                                            Unamor-
                                   Addi-    tized                     Total
                     Common        tional   Deferred Accu-    Trea-   Share-
                     Stock         Paid-in  Compen-  mulated  sury    holders'
               Shares    Amount    Capital  sation   Deficit  Stock   Equity
________________________________________________________________________________
Balance at August
31, 1996    13,213,837 $660,692 11,416,680 (32,970)(8,334,201)    -   3,710,201

Exercise of
stock options  217,212   10,860     56,881       -         -      -      67,741

Amortization of
deferred compen-
sation               -        -          -   2,922         -      -       2,922

Purchase of 147,143
shares of common
stock, at cost       -        -          -       -         -  (78,885)  (78,885)

Net Income           -        -          -       -     43,541      -     43,541
________________________________________________________________________________
Balance at August
31, 1997    13,431,049  671,552 11,473,561 (30,048)(8,290,660)(78,885)3,745,520

Exercise of
stock options   35,060    1,753      2,629       -          -       -     4,382

Amortization of
deferred compen-
sation               -        -          -   6,081          -       -     6,081

Net Income           -        -          -       -    488,983       -   488,983
_______________________________________________________________________________
Balance at August
31, 1998    13,466,109  673,305 11,476,190 (23,967)(7,801,677)(78,885)4,244,966
===============================================================================
See accompanying notes to financial statements.

        F5




TMS, Inc. (dba TMSSequoia)

Statements of Cash Flows
Years Ended August 31, 1998 and 1997

                                                  1998             1997
Cash flows from operating activities:
 Net income                             $         488,983          43,541
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  733,990         612,650
   Deferred income tax expense (benefit)          (53,852)         25,513
   Employee compensation-stock options              6,081           2,922
   Provision for returns and doubtful
    accounts                                      128,680          89,650
   Loss (gain) on sale of equipment                 6,773          (2,927)
    Net change in:
     Accounts receivable                         (198,440)         45,522
     Work in process                              (18,208)       (369,554)
     Prepaid expenses and other assets              3,025          13,339
     Accounts payable                             (99,280)         45,549
     Accrued payroll expenses                       9,298          38,074
     Deferred revenue                              (8,387)        (39,225)
___________________________________________________________________________
Net cash provided by operating activities         998,664         505,054
___________________________________________________________________________
Cash flows from investing activities:
 Purchases of property and equipment             (300,392)       (335,462)
 Proceeds from disposal of equipment                  758           7,245
 Capitalized software development costs          (487,021)       (332,895)
 Patent costs                                      (2,181)         (7,622)
___________________________________________________________________________
Net cash used in investing activities            (788,836)       (668,734)
___________________________________________________________________________
Cash flows from financing activities:
 Repayment of long-term debt                      (23,935)        (19,074)
 Repayment of capital lease                       (46,753)              -
 Proceeds from short-term note payable            340,000               -
 Repayments on short-term note payable           (418,000)              -
 Issuance of common stock                           4,382          67,741
 Purchase of treasury stock, at cost                    -            (885)
___________________________________________________________________________
Net cash (used in) provided by financing
 activities                                      (144,306)         47,782
___________________________________________________________________________

Net increase (decrease) in cash and cash
 equivalents                                       65,522        (115,898)

Cash and cash equivalents at beginning
 of year                                          426,174         542,072
___________________________________________________________________________
Cash and cash equivalents at end
 of year                                $         491,696         426,174
===========================================================================

Supplemental cash flow information:
 Cash paid for interest                 $          41,756          24,378
 Cash paid for income taxes                         6,683             800
 Purchase of computer equipment through
  issuance of capital leases                      186,167               -
 Purchase of treasury stock, at cost,
  through issuance of short-term note
  payable                                               -          78,000
===========================================================================

See accompanying notes to financial statements.

        F6




Notes to Financial Statements
August 31, 1998 and 1997

Note 1. Summary of Significant Accounting Policies

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

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $487,021 and $332,895 of software development costs, which primarily includes personnel costs, in 1998 and 1997, respectively.

        	Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $365,926 and $343,318 of software development costs in 1998 and 1997, respectively.
The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis.
If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture, which includes amortization for equipment held under capital leases, is calculated using the straight-line method over periods ranging from three to ten years.

        	The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Patent Costs

Included in other assets at August 31, 1998 and 1997, are $38,091 and $38,383, respectively, of unamortized capitalized costs associated with obtaining patent rights for certain software products. Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen year life of the patents.

Revenue

Revenue is recognized on an accrual basis and pursuant to various contractual terms. Revenue under non-refundable fixed fee contracts for software products is recognized after the software has been delivered, all significant obligations of the Company have been fulfilled, and all significant uncertainties regarding customer acceptance have expired. The portion of the fixed fee revenue related to customer support is unbundled, deferred, and recognized ratably over the contract period. The Company also contracts with customers for maintenance. Revenue pursuant to maintenance contracts is deferred and recognized ratably over the contract period. At August 31, 1998 and 1997, deferred customer support revenue pursuant to non-refundable fixed fee contracts and maintenance contracts was $68,770 and $48,514, respectively.

        F7



        Licensing and royalties revenue is recognized as additional copies or workstations are utilized by customers, or as the related software product is sold to third parties.

        	Revenue for software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $30,977 and $59,620 at August 31, 1998 and 1997, respectively. Contract service work in process of $597,345 and $579,137 at August 31, 1998 and 1997, respectively, represented costs and related profits recognized on a percentage-of-completion basis in excess of customer billings. Constant costs primarily include direct labor, and provisions for losses on contracts are recorded at the time such losses are known. Amounts for contracts in process at August 31,1998, will be billed pursuant to contractual terms and are expected to be collected during fiscal 1999.

        	In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 "Software Revenue Recognition" which supersedes SOP 91-1, "Software Revenue Recognition". The principle objectives of SOP 97-2 are to amend provisions in SOP 91-1, which led to diversity in revenue recognition practices among software companies, and to address practice issues not previously covered under SOP 91-1. The most significant change in accounting under SOP 97-2 is the requirement to un-bundle multiple elements in software transactions and to allocate pricing to each element based upon vendor specific objective evidence of fair values. The Company is required to adopt the provisions of SOP 97-2 for all software revenue transactions beginning September 1, 1998. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. The amount and extent to which the Company will have to defer revenue for promised future deliveries will be dependent on the number of contract arrangements that provide such provisions beginning September 1, 1998.

Net Income Per Share

In February 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 (APB No. 15) and became effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 replaces primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB No. 15. The Company's Financial Statements reflect the adoption of SFAS No. 128 for both fiscal years 1998 and 1997.

Employee Compensation-Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), and related Interpretations. Accordingly, the Company has recorded expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options requiring a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 1998 and 1997 related to employee stock options was $6,081 and $2,922, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        F8



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

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997.
The Company will include required operating segment information in its interim financial report as of and for the period ending November 30, 1998. Identifiable segments will include Tools and Utilities, End-user Applications, Professional Services, and Document Conversion. These segments are based on the differentiating types of products and services the Company offers.

Reclassifications

Certain 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

Note 2. Note Payable and Long-Term Debt

At August 31, 1998, the Company had an $800,000 operating line of credit with a bank which bears interest at .75% above prime (9.25% at August 31, 1998 and 1997) and expires on November 3, 1998. No balance was outstanding against the line of credit at August 31, 1998. At August 31, 1997, there was $78,000 outstanding against the line of credit. The Company had $333,617 and $357,552 outstanding under a long-term note payable to a bank, at August 31, 1998 and 1997, respectively. The note bears interest at 6.25% and is due January 1, 2009. The interest rate is based on an Oklahoma small business program and may be adjusted at the end of each two year period, beginning on June 30, 1996. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1998, and thereafter, are as follows: 1999, $23,631; 2000, $25,119; 2001, $26,822; 2002, $28,561; 2003, $30,424; thereafter,
$199,060. The line of credit and long-term note are secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

Note 3. Income Taxes

Income tax benefit for fiscal 1998 was $46,887. The significant components of the 1998 benefit include: deferred tax expense, $142,669; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $196,521;alternative minimum taxes, $6,683; and state income tax, $282. Income tax expense for fiscal 1997 was $23,600. The significant components of the 1997 expense include: deferred tax expense, $30,284; decrease in the beginning-of-the-year balance in the valuation allowance for deferred tax assets, $4,771; and federal income tax refund, $1,913. Income tax benefit(expense) for 1998 and 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:
                                                  1998         1997

Computed "expected" tax expense                  (34.0%)      (34.0%)

Change in the beginning-of-the-year
tax assets valuation allowance                    44.0%         7.0%

State income tax, net of Federal
income tax benefit                                 4.0%        (4.0%)

Other                                             (3.0%)       (4.0%)
____________________________________________________________________________
Effective income tax benefit
(expense) rate                                    11.0%        (35.0%)
============================================================================

        F9



_________
Table 3a
                                                  1998         1997
Deferred tax assets:
  Net operating loss carryforwards        $    1,288,319    1,567,287
  Tax credit carryforwards                       417,000      417,000
  Employee stock options                          36,357       76,271
  Other                                          129,733       86,055
____________________________________________________________________________
  Total gross deferred tax assets              1,871,409    2,146,613
  Less valuation allowance                     1,087,333    1,456,946
____________________________________________________________________________
  Net deferred tax assets                        784,076      689,667

Deferred tax liabilities:
  Property and equipment                         (64,020)     (69,430)
  Capitalized software costs                    (235,556)    (189,589)
____________________________________________________________________________
  Net deferred tax assets                 $      484,500      430,648
============================================================================


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1997 and 1996 are presented in Table 3a.

        Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $484,500 at August 31, 1998. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1,425,000 prior to the expiration of the net operating loss and tax credit carryforwards. Taxable income for the years ended August 31, 1998 and 1997 approximated $468,000 and $495,000, respectively. In fiscal 1998, differences in the Company's taxable income of approximately $468,000 when compared to book income of approximately $532,000 primarily resulted from timing differences associated with the deductibility of capitalized software for income tax purposes and recognition of related expense in accordance with generally accepted accounting principles. In fiscal 1997, the Company's taxable income of approximately $495,000 differed from book income of approximately $67,000 due to the change from cash to accrual basis for tax reporting purposes upon the Sequoia subsidiary merging with and into the Company on September 1, 1996.

        The $1,087,333 valuation allowance provides for net operating loss and tax credit carryforwards that, as of August 31, 1998, are not expected to be realized prior to expiration. At August 31, 1997 the Company's net operating loss carryforwards, investment tax credit carryforwards, and research and experimental tax credit carryforwards approximated $3,800,000, $47,000 and $370,000, respectively. These carryforwards expire during the years 1999 through 2011. Approximately $2,200,000, or 58%, of the net operating loss carryforwards expire at the end of fiscal year 2001. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

Note 4: Stock Options

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

       	Pursuant to the Company's merger with Sequoia Data Corporation (Sequoia) in fiscal 1996, the Company adopted a 1996 stock option plan ("1996 Plan") for all Sequoia employee, officer and director options (Sequoia options) in effect at the time of the merger to be converted into options for the right to purchase 1,164,651 shares of the Company's common stock. The Sequoia options were converted to TMS options at a rate of 2.837:1 and a price of 35.24% of the original Sequoia option price. The conversion factors resulted in Sequoia option holders receiving TMS common stock options of corresponding value at the time of the plan of merger. The merger was accounted for as a pooling of interests. Accordingly, the Table 4a includes the effect of the 1996 Plan as if it was adopted at the beginning of the earliest period presented.

        F10



        Pursuant to resolutions by the Board of Directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. The Company has adopted the disclosure only provisions of SFAS No.
123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants in fiscal years
1998 and 1997 been based on the fair value method prescribed by SFAS No. 123, net income would have been reduced by $33,367 and $.01, respectively in 1998 and $5,275, with no effect on earnings per share in 1997. The fair values of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 84.22%; risk-free interest rate of 7%; and expected lives of approximately six years.

       	Pro forma net earnings reflects only options granted after
September 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 is not considered. See Table 4a for a summary of stock option transactions. Table 4b summarizes information about stock options outstanding at August 31, 1998.
________
Table 4a
                                    WEIGHTED                    WEIGHTED
                                      AVERAGE       OPTION        AVERAGE
                        SHARES    EXERCISE PRICE  PRICE RANGE   FAIR VALUE
____________________________________________________________________________
Shares under option:
____________________________________________________________________________
At August 31, 1996	     1,758,674	      $ 0.34	 $ 0.13-$ 0.75
 Options granted           30,000       $ 0.56         $ 0.56      $ 0.46
 Options exercised       (217,212)      $ 0.31  $ 0.13-$ 0.53
 Options cancelled        (34,044)      $ 0.53         $ 0.53
____________________________________________________________________________
At August 31, 1997	     1,537,418	      $ 0.35	 $ 0.13-$ 0.75
 Options granted          262,500       $ 0.31         $ 0.31      $ 0.21
 Options exercised        (35,060)      $ 0.13         $ 0.13
 Options cancelled       (269,649)      $ 0.47  $ 0.13-$ 0.53
____________________________________________________________________________
At August 31, 1998	     1,495,209	      $ 0.32	 $ 0.13-$ 0.75
============================================================================
________
Table 4b
                          WEIGHTED
                          AVERAGE   WEIGHTED
  RANGE OF    OPTIONS    REMAINING  AVERAGE     OPTIONS      WEIGHTED
   OPTION   OUTSTANDING   CONTRACT  EXERCISE  EXERCISABLE     AVERAGE
   PRICES    AT 8/31/98    LIFE      PRICE    AT 8/31/98   EXERCISE PRICE
____________________________________________________________________________
$0.13-$0.31     901,036    4.5 Years  $0.20     823,570        $0.20
$0.38-$0.75     594,173    2.8 Years  $0.51     594,173        $0.51
$0.13-$0.75   1,495,209    4.1 Years  $0.32   1,417,743        $0.31
============================================================================


Note 5: Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128. Table 5a is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income available to common shareholders.

        F11



        Options to purchase 493,000 shares of common stock at prices ranging from $.53-$.75 per share were outstanding during 1998, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. The options expire during periods through the year 2007 and were still outstanding at August 31, 1998.
________
Table 5a
             		    FISCAL YEAR 1998			              FISCAL YEAR 1997
        ____________________________________________________________________
              INCOME     SHARES    PER-SHARE  INCOME     SHARES    PER-SHARE
           (NUMERATOR)(DENOMINATOR) AMOUNT  (NUMERATOR)(DENOMINATOR) AMOUNT
____________________________________________________________________________
Basic EPS:

Income
available
to common
shareholders $488,983  13,299,280    $0.04    $ 43,541  13,560,451   $0.00

Effect of
Dilutive
Securities:

Common stock
options                   541,334                          715,124
____________________________________________________________________________
Diluted EPS:

Income
available
to common
shareholders $488,983  13,840,614    $0.04    $ 43,541  14,275,575   $0.00
============================================================================

Note 6: Employee Benefit Plan

The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on one year of service and a minimum of 1,000 hours of annual service. In March of 1997, the Company began matching 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $67,000 and $30,000 in 1998 and 1997, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 7: Leases

The Company leases office space and equipment under operating leases. Rent expense was approximately $79,000 and $68,000 for 1998 and 1997, respectively. The Company has non-cancelable future minimum lease obligations of $60,786 and $52,844 in fiscal years 1999 and 2000, respectively. In November 1997, the Company entered into two capital lease agreements for scanning equipment and related software. The leases have a three year term and provide for the Company to either relinquish the equipment and software to the leasing company at the end of the lease or purchase the equipment and software at fair market value. Assets under capital leases are included in the Company's balance sheet as follows:
                                                       1998
____________________________________________________________________________
Computer equipment                                  $186,187

Less: accumulated amortization                       (49,332)
____________________________________________________________________________
                                                    $136,855
============================================================================

        Future minimum payments, by year and in the aggregate, under capital leases follow:
                                                       1998
____________________________________________________________________________
1999                                                $ 85,413
2000                                                  85,413
2001                                                  15,974
____________________________________________________________________________
                                                     186,800
Less: estimated executory costs
 included in capital leases                           29,394
____________________________________________________________________________
Net minimum lease payments
 under capital leases                                157,406

Less: amount representing interest                    17,992
____________________________________________________________________________
Present value of net minimum
 lease payments under capital lease                  139,414

Less: current portion                                 60,763
____________________________________________________________________________
Obligations under capital leases                      78,651
============================================================================

        During fiscal 1998, depreciation expense included $49,332 for amortization of assets held under capital lease.

Note 8: Business and Credit Concentrations

In 1998, the Oklahoma County Government accounted for 12% and 11% of the Company's total revenue and trade accounts receivable, respectively. In 1997, no one customer accounted for more than 10% of the Company's total revenue or trade accounts receivable. Information regarding the Company's operations by geographic area as of and for the years ended August 31, 1998 and 1997, follows:

REVENUE:                                          1998         1997
____________________________________________________________________________

United States                                 $6,806,622     4,657,368
Europe (export sales)                            269,117       687,415
Asia (export sales)                              118,211       205,445
Australia (export sales)                         102,194        45,219
Canada (export sales)                             51,673        45,599
Other (export sales)                               6,862        24,139
____________________________________________________________________________
                                              $7,354,679     5,665,185
============================================================================

ACCOUNTS RECEIVABLE (GROSS):                      1998         1997
____________________________________________________________________________

United States                                 $1,310,588     1,067,191
Europe                                            72,707       193,538
Asia                                              65,304        35,896
Australia                                         32,102        26,954
Canada                                                 -           712
Other                                              3,220             -
____________________________________________________________________________
                                              $1,483,921      1,324,291
============================================================================

        F12



Schedule II
Valuation and Qualifying Accounts

TMS, Inc. (dba TMSSequoia)

                             ADDITIONS
                  BALANCE AT CHARGED TO           DEDUCTIONS-   BALANCE
                  BEGINNING    COSTS &   OTHER     WRITE-OFF    AT END
CLASSIFICATION    OF PERIOD   EXPENSES  ACCOUNTS  OF ACCOUNTS  OF PERIOD
____________________________________________________________________________
Year ended
 August 31, 1998:
Allowance for
 doubtful accounts $100,130    128,680        -       38,810   $190,000

Year ended
 August 31, 1997:
Allowance for
 doubtful accounts $100,000     89,650        -       89,520    $100,130
============================================================================

        F13