Form 10QSB
period 1998-11-30
TMS INC /OK/
filed 1999-01-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended:                         November 30, 1998

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Title of Each Class                   Outstanding at November 30, 1998
Common stock, par value $.05 per share                    13,731,322


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]






PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.

Condensed Balance Sheets (unaudited)
November 30, 1998 and August 31, 1998



                                    November 30,1998       August 31, 1998*
                                    ----------------       ----------------



Cash                                 $      347,447               491,696
Trade accounts receivable, net            1,370,690             1,293,921
Contract service work in process            302,024               597,345
Other current assets                        375,070               365,050
                                     _______________       _______________
   Total current assets                   2,395,231             2,748,012
                                     ---------------       ---------------



Property and equipment                    3,025,373             3,187,407
Accumulated depreciation and
 amortization                            (1,490,763)           (1,527,528)
                                     _______________       _______________
   Net property and equipment             1,534,610             1,659,879
                                     ---------------       ---------------



Capitalized software development
 costs, net                                 468,680               620,539
Other assets                                256,518               257,153
                                     _______________       _______________
Total assets                              4,655,039             5,285,583
                                     ===============       ===============

Note payable                                      -                     -
Accounts payable                            174,021               147,844
Other current liabilities                   502,056               504,136
                                     _______________       _______________
   Total current liabilities                676,077               651,980
                                     ---------------       ---------------



Obligation under capital lease,
 net of current installments                 62,590                78,651
Long-term debt, net of current
 installments                               303,829               309,986
                                     _______________       _______________
   Total liabilities                      1,042,496             1,040,617
                                     ---------------       ---------------
Common stock                                686,565               673,305
Additional paid-in capital               11,496,081            11,476,190
Unamortized deferred compensation           (22,876)              (23,967)
Accumulated deficit                      (8,468,342)           (7,801,677)
Treasury stock                              (78,885)              (78,885)
                                     _______________       _______________
   Total shareholders' equity             3,612,543             4,244,966
                                     ---------------       ---------------
Total liabilities and
 shareholders' equity                $    4,655,039             5,285,583
                                     ===============       ===============

*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.

TMS, Inc.

Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 1998 and 1997

                                            1998                 1997
Revenue:                             ---------------       ---------------
 Licensing and royalties             $      707,355             1,155,169
 Software development services              233,103               450,764
 Document conversion services               186,858               448,211
                                     _______________       _______________
                                          1,127,316             2,054,144
                                     ---------------       ---------------
Operating costs and expenses:
 Cost of licensing and royalties            375,090               211,767
 Cost of software development services      207,114               222,052
 Cost of document conversion services       112,426               272,359
 Selling, general and administrative
  expenses                                1,024,770             1,100,415
 Restructuring costs                         70,895                     -
                                     _______________       _______________
                                          1,790,295             1,806,593
                                     ---------------       ---------------
Operating (loss) income                    (662,979)              247,551

Other (expense) income, net                  (4,641)              (11,031)
                                     _______________       _______________
(Loss) income before income taxes          (667,620)              236,520

Income tax (benefit) expense                   (955)               44,869
                                     _______________       _______________
Net (loss) income                    $     (666,665)              191,651
                                     ===============       ===============
Net (loss) income per share:
  Basic                              $        (0.05)                 0.01
  Diluted                            $        (0.05)                 0.01
                                     ===============       ===============
Weighted average shares:
  Basic                                  13,467,602            13,283,906
  Diluted                                13,467,602            13,827,123
                                     ===============       ===============
See accompanying notes to condensed
  financial statements.

TMS, Inc.

Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 1998 and 1997

                                            1998                 1997
                                     ---------------       ---------------
Net cash flows (used in) provided by
 operating activities                $      (53,584)              155,663
                                     ---------------       ---------------

Cash flows from investing activities:
 Purchases of property and equipment        (37,419)             (137,962)
 Capitalized software development costs     (83,454)             (111,833)
 Proceeds from sale of equipment             17,522                     -
                                     _______________       _______________
Net cash used in investing activities      (103,351)             (249,795)
                                     ---------------       ---------------
Cash flows from financing activities:
 Repayment of long-term debt                 (5,781)               (7,181)
 Proceeds from short-term note payable            -               185,000
 Repayments of capital lease obligation     (14,684)                    -
 Issuance of common stock                    33,151                     -
                                     _______________       _______________
Net cash provided by financing
 activities                                  12,686               177,819
                                     ---------------       ---------------
Net (decrease) increase in cash            (144,249)               83,687

Cash at beginning of period                 491,696               426,174
                                     _______________       _______________
Cash at end of period                $      347,447               509,861
                                     ===============       ===============
See accompanying notes to condensed
 financial statements.

TMS, Inc.

Notes to Condensed Financial Statements (unaudited)

Unaudited Interim Condensed Financial Statements
------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1998.

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Except for a restructuring charge described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, all adjustments are normal and recurring.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Net (Loss) Income Per Share
----------------------------
The Company accounts for net (loss) income per share in accordance with Statement of Financial Accounting Standards No. 128. Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for the current and prior year quarters ending November 30.


                               November 30, 1998                     November 30, 1997
                               -----------------                     -----------------
                       Income       Shares      Per-Share      Income     Shares     Per-Share
                    (Numerator)  (Denominator)   Amount     (Numerator)(Denominator)  Amount
                    -------------------------------------  ------------------------------------

Basic EPS:
 Net (loss) income  $(666,665)    13,467,602    $ (0.05)     $ 191,651    13,283,906   $ 0.01

Effect of Dilutive
 Securities:
Common stock options                         -                               543,217
                   -------------------------------------   ------------------------------------
Diluted EPS:
 Net (loss) income $ (666,665)    13,467,602    $ (0.05)     $ 191,651    13,827,123   $ 0.01
                   =====================================   ====================================


Options to purchase approximately 331,000 shares of common stock at prices ranging from $.53-$.75 per share were outstanding during the current year first quarter, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 309,000 options to purchase common stock at prices ranging from $.125-$.375 were excluded from the computation of diluted loss per share during the current year first quarter, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Revenue Recognition
--------------------
The Company adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition" beginning September 1, 1998. The principle objectives of 97-2 are to amend certain provisions in SOP 91-1 that led to diversity in revenue recognition practices among software companies, and to address practice issues not previously covered under SOP 91-1. The most significant change in accounting under SOP 97-2 is the requirement to un-bundle multiple elements in software transactions and to allocate pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. The Company was not required to defer significant revenue in the current year first quarter in accordance with SOP 97-2.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing, and changing market conditions. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

Reportable Segments
-------------------
Effective September 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in both annual and interim financial statements.

The Company's reportable segments include: Tools and Utilities, End-user Applications, Professional Services and Document Conversion Services. The tools and utilities segment develops core image viewing, image enhancement and forms processing software products that are necessary for developing new software applications or enhancing existing software applications. The Company's tools and utilities products are primarily licensed to developers, system integrators, value added resellers (VARs) and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that is utilizing the product. The end-user application segment develops software products that may function independently from any other software package or may be closely associated with other software packages. These products install directly on a user's system or on a server in a client/server environment. The end-user applications are primarily licensed to entities who require the capability to view and manipulate images through their Internet or intranet web browsers. The professional services segment offers a variety of consulting and integration services for business and information management processes. In general, the professional service projects focus on an entity's need for document imaging solutions. The Company charges for projects on a time and materials or fixed fee basis. The document conversion segment primarily offers services for electronic publishing of documents. These services include indexing - for large volume searching of on-line information; hyperlinking - for navigating through complex sets of on-line information; and document markup - for electronic publishing of documents on CD-Rom and the Internet/intranet. Document conversion also participates in a limited amount of data capture activities - converting paper documents to electronic forms.

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Form 10-KSB annual report for the fiscal year ended August 31, 1998. Certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. The results of operations below include summarized operating income and loss information for each segment. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Financial results do not include separately identifiable balance sheet assets for each segment as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss.

Following are the results of operations for each reportable segment for the first quarters ending November 30, 1998 and 1997. All revenue and expenses are from unaffiliated sources:

Tools and Utilities
-------------------
                                          1998                   1997
                                     ---------------       ---------------
Revenue:
 Image viewing                       $      199,432               336,029
 Image enhancement                          145,094               238,594
 Forms processing                            55,366                97,148
 Other                                       82,750                82,918
                                     _______________       _______________
   Total revenue                            482,642               754,689

Cost of revenue                             124,523               125,445
                                     _______________       _______________
   Gross profit                             358,119               629,244

Selling and marketing expense               108,099               144,934
General and administrative
 expense                                     82,846               143,993
                                     _______________       _______________
   Operating income                  $      167,174               340,317
                                     ===============       ===============

Fiscal 1999 first quarter revenue for tools and utilities (TU) was $482,642 compared to $754,689 for the same period last year, a decrease of $272,047 or 36%. Image viewing products (e.g. ViewDirector) accounted for approximately 50% of the total decline in TU revenue. The decline in image viewing products is almost entirely due to a decline in the number of units reported/purchased from royalty bearing customers. The Company believes that the population of image viewing royalty customers has remained fairly stable, but the number of units utilized by customers has declined. As reported in the Form 10-KSB for the fiscal year ending August 31, 1998, the Company believes that image viewing royalties will be lower throughout fiscal 1999 as compared to fiscal 1998 because of the commoditization of the market and the Company's emphasis on developing and marketing more end-user application oriented products. Image enhancement products (e.g. ScanFix) accounted for approximately 34% of the decline in total TU revenue. The decline in image enhancement revenue is a result of several factors. Revenue from the Company's ScanFix for Omnipage product declined approximately 50% from the same period last year. Early in the Company's prior year first quarter, Caere Corporation, a leader in optical character recognition (OCR) technology, released its Omnipage product and through a co-marketing arrangement with Caere, the Company was able to promote and sell its ScanFix for Omnipage product. A newly released version of Caere's Omnipage and ScanFix for Omnipage was released late in the first quarter of the current fiscal year. The remaining decline in image enhancement products is due to fewer direct sales as compared to last year. The Company believes that inadequate promotion of the image enhancement product line is the primary reason for the decline in direct sales revenue and is currently in the process of developing and implementing a strategy for better promotion and penetration of more indirect sales channels such as VAR, original equipment manufacturer (OEM) and co-marketing arrangements. The remaining 16% decline in TU revenue resulted from lower direct sales of forms processing tools (e.g. FormFix). The Company's primary direct sales person for forms processing technology left the Company early in the current year first quarter which had an impact on overall direct sales for the current quarter. The Company is in the process of training other direct sales employees to better sell this complex tool, but believes that the most significant potential revenue source for forms processing tools will come from leveraging the technology as part of complete solutions that the Company's professional service segment is developing and/or partnering with other organizations that offer more complete forms processing solutions.

Gross profit margins for TU were 74% and 83% for the quarters ending November 30, 1998 and 1997, respectively. Net operating profit margins were 35% and 45% for the same two periods, respectively. The decline in margins is a result of lower revenue. Selling and marketing expense declined by approximately 25% from the prior year first quarter because of two fewer salespeople in the current quarter and more marketing dollars being allocated to the end-user application segment. The 42% decline in general and administrative costs resulted from a re-allocation of management attention and related costs to other segments, and a $25,000 credit to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account.

End-user Applications
---------------------
                                          1998                   1997
                                     ---------------       ---------------
Revenue:
 Internet/intranet                   $      196,585               365,189
 Image management                            14,151                 6,091
 Other                                       13,977                29,200
                                     _______________       _______________
   Total revenue                            224,713               400,480

Cost of revenue                             250,567                86,322
                                     _______________       _______________
   Gross (loss) profit                      (25,854)              314,158

Selling and marketing expense               177,841               159,393
General and administrative
 expense                                    155,798               144,318
                                     _______________       _______________
   Operating (loss) income           $     (359,493)               10,447
                                     ===============       ===============
Fiscal 1999 first quarter revenue for end-user applications (EUA) was $224,713 compared to $400,480 for the same period last year, a decrease of $175,767 or 44%. Approximately 50% of the prior first quarter revenue was attributable to a multiple licensing arrangement of Internet/intranet products (e.g. Prizm Plug-in) to a single customer. No one customer accounted for greater than 10% of the EUA segment's revenue during the current year first quarter. Revenue from Internet/intranet products was lower than expected primarily because of delays in releasing the next generation Prizm product - Prizm Image Server (Prizm IS). The Prizm IS expands the Company's Prizm Plug-in technology by offering a client/server alternative and multi-platform Java technology. Prizm IS was originally scheduled to be released late in the Company's prior year fourth quarter. Final release did not occur until mid-way through the current first quarter, and because of the customer cycle time associated with evaluating this server-based technology, Prizm IS did not have much impact on first quarter results.

Fiscal 1999 first quarter cost of revenue includes a non-recurring charge of approximately $111,000 to write-down the remaining unamortized development costs for Scan 'n' Store (SNS). During the second half of December 1998, the Company decided to eliminate SNS as a separate product for sale because financial returns from the product are not expected to be enough to warrant the Company allocating additional promotion, development, and technical support resources that would be required to enhance its market viability. The Company believes that because of certain competitive strengths, devoting the majority of its resources on expanding Internet/intranet products, image and forms processing technologies and custom software development solutions, will
result in better financial returns than SNS.   In conjunction with the
elimination of SNS, the Company anticipates that it will incur another $30,000 to $40,000 in non-recurring costs during the second quarter for employee severance, closing down a remote sales office, and contractual technical support obligations with VARs who have already purchased the product.

During the first quarter fiscal 1999, selling and marketing and general and administrative expenses increased 12% and 8%, respectively, over the same period last year. Increased promotion of the new products (SNS and Prizm IS), as well as the Company's intention to shift more from a tools product business to an application oriented products business required more marketing and management attention and thus increased costs.

Professional Services
---------------------
                                          1998                   1997
                                     ---------------       ---------------
Revenue:
 Software development services              233,103               450,764

Cost of revenue                             207,114               222,052
                                     _______________       _______________
   Gross profit                              25,989               228,712

Selling and marketing expense                71,610                93,491
General and administrative
 expense                                     93,069                95,104
                                     _______________       _______________
 Operating (loss) income             $     (138,690)               40,117
                                     ===============       ===============

Professional services (PS) revenue was $233,103 and $450,764 at November 30, 1998 and 1997, respectively, a decrease of $217,661, or 48%. Approximately 56% of the current first quarter revenue came from one customer contract and approximately 64% of the prior year first quarter revenue came from another customer contract. Even though there was a significant level of dependence on certain contracts in both quarters, during the prior year first quarter the PS segment had accumulated its revenue backlog at a level that was commensurate with direct labor capacity; whereas, the PS segment was still in the process of building revenue backlog during the current year first quarter. As of November 30, 1998, the PS segment had a revenue backlog of approximately $1,000,000. This backlog is more in line with the direct labor capacity that is projected to be available through the middle of the Company's third quarter. In addition to the revenue shortfall, gross profit and operating margins were negatively impacted by unanticipated overruns in the Oklahoma County project. The Oklahoma county project was the predominant source of revenue throughout fiscal 1998. The Company estimates that this overrun cost the PS segment approximately $40,000 during the current year
first quarter.   Gross profit and operating margins were 11% and (60%),
respectively, for the quarter ended November 30, 1998, and 51% and 9%, respectively, for the quarter ended November 30, 1997.

Document Conversion
-------------------
                                          1998                   1997
                                     ---------------       ---------------
Revenue:
 Data capture                        $       50,900               355,420
 Electronic publishing                      135,958                92,791
                                     _______________       _______________
   Total revenue                            186,858               448,211

Cost of revenue                             112,426               272,359
                                     _______________       _______________
   Gross profit                              74,432               175,852

Selling and marketing expense                18,732                50,510
General and administrative
 expense                                    154,038                88,850
Restructuring costs                          70,895                     -
                                     _______________       _______________
   Operating (loss) income           $     (169,233)               36,492
                                     ===============       ===============

Revenue from document conversion (DC) was $186,858 and $448,211 for the quarters eneded November 30, 1998 and 1997, respectively, a $261,353, or 58% decrease. Approximately 41% of revenue in the current year first quarter came from one customer and approximately 55% of revenue in the prior year first quarter came from another customer. The most significant portion of business development and contract conversion work in the prior year first quarter focused on large back-file conversion of documents for imaging and database management. This revenue is classified as "Data capture" in the above table. Because of the low margins and competitive nature of back-file jobs that became evident throughout the prior fiscal year, the Company made a decision in late May 1998, to discontinue pursuit of large back-file conversion/data capture activities and focus its efforts on electronic publishing of documents. Electronic publishing has traditionally resulted in higher margins for the Company and is more in line with the Company's core competencies. In late October of the current quarter, the Company decided to restructure DC operations and only continue to support customer relationships which primarily relate to electronic publishing activities and for which
there are contractual obligations.   Many of these customers are using
technology that is unique to the Company which thus makes the Company a sole source provider. The Company's longer-term objective is to sell these customer contracts and other assets to a third-party and/or gain better internal efficiencies by more closely integrating document conversion activities as a true support function for the document management and imaging projects that are being contracted through the PS segment. The restructuring charge of $70,895 for the first quarter includes approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. All remaining DC Employees were relocated to the Company's headquarters building. In addition to the non-recurring restructuring charge, general and administrative expense includes a $55,000 non-recurring write-off of a portion of a customer account, of which $25,000 was an internal reallocation of bad debt expense from the TU segment.

Total Company Operating Results
--------------------------------
Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to the Company's total net
(loss) income for the quarters ended November 30, 1998 and 1997.

                                          1998                   1997
                                     ---------------       ---------------
Total company revenue                $    1,127,316             2,054,144
                                     ===============       ===============
Operating (loss) income for
 reportable segments                 $     (500,242)              427,373
Unallocated corporate expenses              162,737               179,822
Interest Income                              (3,204)               (2,820)
Interest expense                              8,644                10,217
Other, net                                     (799)                3,634
Income tax (benefit) expense                   (955)               44,869
                                     _______________       _______________
     Net (loss) income               $     (666,665)              191,651
                                     ===============       ===============
(Loss) income per share:
  Basic                              $        (0.05)                 0.01
  Diluted                                     (0.05)                 0.01
                                     ===============       ===============

Total revenue for the first quarter of fiscal 1999 was $1,127,316 compared to $2,054,144 for the same quarter of fiscal 1998, a decrease of $926,828 or 45%. Net loss for the first quarter of fiscal 1999 was $666,665 or $.05 per share (basic and diluted), compared to net income of $191,651, or $.01 per share (basic and diluted), for the first quarter of fiscal 1998. Income tax benefit of $253,696 for the first quarter of fiscal 1999 was offset by a corresponding increase to the valuation allowance for deferred tax assets. The $955 benefit recorded for the current quarter is for a prior year tax refund received during the current year first quarter. Income tax expense of $89,878 for the first quarter of fiscal 1998 was offset by a decrease of approximately $45,000 to the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

The net loss of $666,665 reported for the first quarter of fiscal 1999, is primarily the result of the revenue shortfalls described above in the individual reportable segment discussions combined with an approximate $111,000 write-off for the elimination of SNS and $71,000 of DC segment restructuring costs. The revenue decline for the DC segment was expected, and related decreases in recurring operating expenses were also achieved during the current quarter. In addition to the DC segment restructuring charge, the Company implemented other actions to help reduce costs on a going forward basis. These actions included additional reductions to the Company's workforce, a senior management pay reduction, and elimination of other in process product development projects that are not expected to result in significant returns on investments and/or are not core to on-going operations. The Company also incurred costs of approximately $30,000 during the current first quarter in an effort to acquire certain intellectual properties that would provide more complete end-user solutions to entities requiring high volume forms processing. The Company was unsuccessful in a competitive bidding process to acquire those assets, but plans to pursue other opportunities that might strengthen the Company's Internet/intranet imaging, image and forms processing and custom software development services offerings.

As discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended August 31, 1998, uncertainty exists about collection of one significant VAR customer account. Effective October 1, 1998, a security agreement went into effect whereby the VAR is required to make monthly payments to the Company equal to 100% of the revenue that the VAR generates from distribution of products that contain the Company's technology. Subsequent to the end of the fiscal year 1998, the Company has collected approximately $31,000 from the VAR pursuant to the security agreement and has deferred approximately $8,000 in revenue from this VAR for new royalties reported. The current uncollected balance from this VAR is approximately $280,000. Based on the historical trends of the VAR product distributions, the Company anticipates that the uncollected balance will be paid in full within one year. However, because of the uncertainty that exists about the VAR's ability to pay, the Company continues to maintain a specific bad debt reserve against a portion of this account. If the VAR does not adhere to security agreement or revenue from VAR Product distributions is significantly lower than historical trends, the Company may be required to make additional adjustments to its bad debt reserve in future quarters.

Impact of Year 2000 Issue
-------------------------
The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000
(Y2K). The Company has formed an oversight committee and has developed a plan to coordinate the identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. As of December 31, 1998, the Y2K committee had identified and prioritized the Company's systems that could potentially be impacted by Y2K. The Company is currently in the process of determining Y2K readiness for all identified systems and expects to have substantial completion by the end of February of 1999. The Y2K committee is undertaking three primary steps to validate systems readiness: (1) obtaining a vendor readiness statement,
(2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to perform the procedures described in steps (1) and (2) for all systems that are not already validated through a third-party authorized organization. Prior to the end of February, the Company plans to have a detailed schedule of events that will be required to correct Y2K problems, if any. This schedule will include a list of identified problems, prioritization of the problems, and identified solutions. In March 1999, the Company will begin implementing solutions for any systems identified to have a Y2K problem. This phase will include applying solutions, verifying that solutions make the system(s) Y2K ready, and developing a contingency plan for any critical system that is not deemed Y2K compliant. The Company plans to have completed all Y2K readiness and contingency planning by September 1, 1999. The Company anticipates that the Y2K processes discussed above will be performed utilizing existing employees. The Company does not track the internal costs incurred for the Y2K project since such costs are principally related to the payroll costs for its employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with Y2K activities. Upon completion of the systems readiness phase in February, the Company will evaluate whether incremental costs will need to be incurred for systems that are critical to the organization and not deemed to be Y2K compliant. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning.

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

                              FINANCIAL CONDITION

Working capital, at November 30, 1998 was $1,719,154 with a current ratio of 3.5:1 compared to $2,096,032 with a current ratio of 4.2:1, at August 31, 1998. Net cash used in operations for the three months ended November 30, 1998 was $53,584 compared to net cash provided by operations of $155,663 for the same period last year. The current quarter operating loss was the primary reason for negative operating cash flow as compared the same period last year. Net cash used in investing activities for the first three months of fiscal 1999 was $103,351 compared to $249,795 for the same period in fiscal 1998. The decrease in investing activities primarily relates to additional equipment needed to meet requirements under document conversion service contracts in the prior year first quarter.

During the quarter ended November 30, 1997, the Company borrowed $185,000 against its $800,000 line of credit for general operating purposes. This resulted in a balance of $263,000 outstanding against the line of credit at November 30, 1997. The Company also entered into a $100,000 capital lease obligation to obtain the scanners needed to meet requirements under document conversion contracts. No borrowings were required during the quarter ended November 30, 1998, and $800,000 remains available under the operating line of credit.

During the current year first quarter and beginning of the second quarter, the Company took significant action to reduce its operating cost structure on a going-forward basis. Specific actions included a headcount reduction of 20, the closing down of three offices and elimination of products/services that were not expected to produce significant financial returns for the Company. These changes are expected to have a positive impact on operating cash flow and accordingly, the Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, for expanded marketing and promotion of the Company and its products, and for potential merger/acquisition activities.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None



Exhibits

Exhibit No.     Name of Exhibit

        27	Financial Data Schedule as of and for the three month period ending November 30, 1998.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: January 14, 1999           /s/ Dana R. Allen
      ----------------           -----------------------
                                 Dana R. Allen
                                 Chief Executive Officer

Date: January 14, 1999          /s/ Deborah D. Mosier
      ----------------          ------------------------
                                 Deborah D. Mosier
                                 Chief Financial Officer