Form 10QSB
period 1999-02-28
TMS INC /OK/
filed 1999-04-09
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C. 20549


                                FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:                 February 28, 1999

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                        Outstanding at February 28, 1999
Common stock, par value $.05 per share                13,600,846


Transitional Small Business Disclosure Format(check one):
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
February 28, 1999 and August 31, 1998

                                   February 28,              August 31,
                                     1999                      1998*
                                     ----                      -----


Cash                               1,007,217                   491,696
Trade accounts receivable,net        842,712                 1,293,921
Contract service work in process     274,754                   597,345
Other current assets                 369,290                   365,050
                                  -----------               -----------
   Total current assets            2,493,973                 2,748,012
                                  -----------               -----------

Property and equipment             2,997,026                 3,187,407
Accumulated depreciation
and amortization                  (1,551,939)               (1,527,528)
                                  -----------               -----------
   Net property and equipment      1,445,087                 1,659,879
                                  -----------               -----------
Capitalized software development
costs, net                           428,325                   620,539
Other assets                         255,758                   257,153
                                  -----------               -----------

Total assets                       4,623,143                 5,285,583
                                  ===========               ===========


Accounts payable                     102,555                   147,844
Other current liabilities            467,671                   504,136
                                  -----------               -----------
   Total current liabilities         570,226                   651,980


Obligation under capital lease,
net of current installments           46,165                    78,651
Long-term debt, net of
current installments                 297,575                   309,986
                                 ------------              -----------

   Total liabilities                 913,966                 1,040,617
                                 ------------



Common stock                         687,316                   673,305
Additional paid-in capital        11,496,880                11,476,190
Unamortized deferred compensation    (21,821)                  (23,967)
Accumulated deficit               (8,375,213)               (7,801,677)
Treasury stock                       (77,985)                  (78,885)
                                  -----------               -----------
   Total shareholders' equity      3,709,177                 4,244,966
                                  -----------               -----------

Total liabilities and
shareholders' equity               4,623,143                 5,285,583
                                  ===========              ============

*Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

TMS, Inc.
Condensed Statements of Operations (unaudited)
Three and Six Months Ended February 28, 1999 and 1998


                                         Three Months Ended           Six Months Ended
                                           1999        1998              1999       1998
                                           ----        ----              ----       ----

Revenue:
  Licensing and royalties                  890,782      1,268,700       1,598,137     2,423,869
  Software development services            385,939        288,493         619,042       739,257
  Document conversion services             128,348        439,966         315,207       888,177
                                        -----------    -----------     -----------   -----------
                                         1,405,069      1,997,159       2,532,386     4,051,303
                                        -----------    -----------     -----------   -----------
Operating costs and expenses:
  Cost of licensing and royalties          202,685        239,340         577,775       451,107
  Cost of software development services    274,128        221,502         478,669       443,554
  Cost of document conversion services      58,655        368,680         173,654       641,039
  Selling, general and administrative      777,263        954,993       1,802,033     2,055,408
  Restructuring charge                           0              0          70,895             0
                                         ----------     ----------      ----------   -----------
                                          1,312,73      1,784,515       3,103,026     3,591,108
                                         ----------     ----------      ----------   -----------

Operating income (loss)                     92,338        212,644        (570,640)      460,195
                                         ----------     ----------      ----------   -----------
Other income (expense), net                    791         (9,484)         (3,851)      (20,515)
                                         ----------     ----------      ----------   -----------
Income (loss) before income taxes           93,129        203,160        (574,491)      439,680

Income tax expense (benefit)                     0         38,713            (955)       83,582
                                         ----------     ----------       ---------   -----------
Net income (loss)                           93,129        164,447        (573,536)      356,098
                                         ==========    ===========     ===========   ===========

Basic earnings per share                    $ 0.01         $ 0.01         $ (0.04)     $   0.03
                                        ===========    ===========     ===========   ===========
Weighted average common shares          13,589,679     13,297,826      13,528,640    13,290,461
                                        ===========    ===========     ===========   ===========
Diluted earnings per share                  $ 0.01         $ 0.01         $ (0.04)     $   0.03
                                        ===========    ===========     ===========   ===========
Weighted average common and common
equivalent shares                       13,749,472     13,808,403      13,528,640    13,817,763
                                        ==========     ==========      ==========    ===========

See accompanying notes to condensed financial statements.

TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Six Months Ended February 28, 1999 and 1998


                                                   1999              1998
                                                   ----              ----
Net cash provided by
  operating activities                            657,580          295,661
                                               -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment             (44,033)        (204,510)
  Capitalized software development costs         (122,950)        (221,711)
  Patent costs                                          0           (2,182)
  Proceeds from sale of equipment                  30,733                0
                                               -----------      -----------
  Net cash used in investing activities          (136,250)        (428,403)
                                               -----------      -----------
Cash flows from financing activities:
  Repayment of long-term debt                     (11,710)         (12,756)
  Repayment of capital lease obligation           (29,700)         (18,354)
  Proceeds from short-term note payable                 0          185,000
  Repayments of short-term note payable                 0         (263,000)
  Issuance of common stock                         35,601            2,507
                                               -----------      -----------

  Net cash used in financing activities            (5,809)        (106,603)
                                               -----------      -----------

Net increase (decrease) in cash                   515,521         (239,345)

Cash at beginning of period                       491,696          426,174
                                               -----------      -----------

Cash at end of period                           1,007,217          186,829
                                               ===========      ===========

Non-cash Financing and Investing Activities:
  Purchase of computer equipment through
  issuance of capital lease
                                                        -          186,167
                                               ===========      ===========
See accompanying notes to condensed
  financial statements.

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

Net Income (Loss) Per Share

The Company accounts for net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128. Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for the three month and six month periods ending February 28, 1999 and 1998.

                                                Three Months Ended                               Three Months Ended
                                                 February 28, 1999                                February 28, 1998
                                                ------------------                               ------------------

                             Income             Shares              Per-Share           Income          Shares        Per-Share
                           (Numerator)        (Denominator)           Amount          (Numerator)     (Denominator)    Amount
                           -----------        -------------         ---------         -----------     -------------   ---------
Basic EPS:
 Income (loss) available
  to common shareholders        93,129            13,589,679            0.01            164,447        13,297,826         0.01


Effect of Dilutive Securities:
   Common stock options                              159,793                                              510,577
                             -----------          -----------           -----           --------      ------------

Diluted EPS:
   Income (loss) available to
     common shareholders
                                93,129            13,749,472            0.01            164,447        13,808,403         0.01
                             ===========         ============          ======          =========      ============      =======


                                                Six Months Ended                                     Six Months Ended
                                                February 28, 1999                                   February 28, 1998
                                                -----------------                                   -----------------

                             Income             Shares              Per-Share           Income          Shares        Per-Share
                           (Numerator)        (Denominator)           Amount          (Numerator)     (Denominator)    Amount
                           -----------        -------------         ---------         -----------     -------------   ---------
Basic EPS:
 Income (loss) available
 to common shareholders         (573,536)          13,528,640               (0.04)     356,098          13,290,461         0.03

Effect of Dilutive Securities:
  Common stock options                                      0                                              527,302
                               -----------         -----------             --------   ---------        ------------
Diluted EPS:
  Income (loss) available
  to common shareholders        (573,536)          13,528,640               (0.04)     356,098          13,817,763         0.03
                              ============        ============             ========   ==========       ============

Options to purchase approximately 534,000 shares of common stock at prices ranging from $.375-$.75 per share were outstanding at February 28, 1999, but were not included in the three and six month computations of diluted net income (loss) per share at February 28, 1999, because the options' exercise prices were greater than the weighted average market price of the common shares. Additionally, approximately 563,000 options to purchase common stock at prices ranging from $.125-$.310 were excluded from the computation of diluted loss per share for the six months ending February 28, 1999, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Revenue Recognition

The Company adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition" beginning September 1, 1998. The principle objectives of 97-2 are to amend certain provisions in SOP 91-1 that led to diversity in revenue recognition practices among software companies, and to address practice issues not previously covered under SOP 91-1. The most significant change in accounting under SOP 97-2 is the requirement to un-bundle multiple elements in software transactions and to allocate pricing to each element based upon vendor specific objective evidence of fair values.
The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. The Company was not required to defer significant revenue in accordance with SOP 97-2 as of February 28, 1999. In December, 1998, SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued and is effective for the Company's fiscal year beginning September 1, 1999. SOP 98-9, is not expected to have a material effect on the overall financial condition or operating results of the Company.

Reclassification

Certain 1998 balances have been reclassified to conform to the 1999 condensed financial statement presentation.

Segment Disclosures
Information about the Company's reportable segments are included in Management's Discussion and Analysis of Financial Condition and Results of operations in Item 2 below.

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

Reportable Segments
Effective September 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in both annual and interim financial statements.

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

Following are the results of operations for each reportable segment for the three month and six month periods ending February 28, 1999 and 1998. All revenue and expenses are from unaffiliated sources:

Tools and Utilities


                                      Three Months Ended            Six Months Ended
                                          February 28,                February 28,

                                         1999         1998          1999        1998
                                         ----         ----          ----        ----
Revenue:
  Image viewing                         247,866      381,972       447,298     718,000
  Image enhancement                     196,386      268,888       341,480     507,482
  Forms processing                       83,830      110,280       139,196     207,428
  Other                                  62,273      197,915       145,023     280,833
                                        -------      -------     ---------   ---------
    Total revenue                       590,355      959,055     1,072,997   1,713,743
  Cost of revenue                       102,945      130,246       227,468     255,691
                                        -------      -------     ---------   ---------
    Gross profit                        487,410      828,809       845,529   1,458,052

  Selling and marketing expense         115,820      132,887       223,919     277,821
  General and administrative expense    116,297      157,112       199,143     301,105
                                        -------      -------     ---------   ---------
    Operating income                    255,293      538,810       422,467     879,126
                                        =======      =======     =========   =========

Fiscal 1999 second quarter revenue for tools and utilities (TU) was $590,355 compared to $959,055 for the same period last year, a decrease of $368,700, or 38%. TU revenue for the six months ending February 28, 1999 was $1,072,997 compared to $1,713,743 for the same six month period last year, a decrease of $640,746, or 37%. Image viewing products (e.g. ViewDirector) accounted for approximately 36% and 42% of the total decline in TU revenue for the three and six month periods ending February 28, 1999, respectively. The decline in image viewing products is almost entirely due to a decline in the number of units reported/purchased from royalty bearing customers. The Company believes that the population of image viewing royalty reporting customers has remained fairly stable, but the number of units utilized by customers has declined. Revenue from image viewing toolkit direct sales and related royalty unit purchases has declined because of increased competition. Over the past 36 months, the Company has focused the majority of its development efforts on image enhancement, forms processing and internet viewing and image management products. This has affected the Company's ability to maintain a competitive position with regard to features and functions of its image viewing toolkits. As reported in the Form 10-KSB for the fiscal year ending August 31, 1998, the Company believes that image viewing revenue will be lower throughout fiscal 1999 as compared to fiscal 1998 because of competition and the Company's emphasis on developing and marketing other technologies. Image enhancement products (e.g. ScanFix) accounted for approximately 20% and 26% of the decline in total TU revenue for the three and six month periods ending February 28, 1999, respectively. The decline in image enhancement products is primarily due to fewer direct sales as compared to the same periods last year. The Company believes that fewer sales employees and inadequate promotion of the image enhancement product line are the primary reasons for the decline in image enhancement direct sales revenue. Effective February 1, 1999, the Company hired a Vice President of Marketing and Sales who will focus a significant amount of attention on better promotion of the Company's image enhancement technologies, including the development of more indirect sales channels such as original equipment manufacturers (OEM) and co-marketing arrangements. The Company also hired a product development manager in order to increase management's available time for marketing and sales. Approximately 7% and 11% of the decline in TU revenue for the three and six month periods ending February 28, 1999, resulted from lower direct sales of forms processing tools (e.g. FormFix). The remaining decline in TU revenue for both the three and six month periods ending February 28, 1999, resulted from text product royalty streams (text royalties are included in "other" revenue above). The Company no longer develops text products for sale, but continues to benefit from royalty reports from customers that purchased text products two to three years ago. Variability from this revenue source is entirely dependent on customer usage/distribution of the Company's text technology and is expected to continue to decline over time.

Gross profit margins for TU were 83% and 86% for the three months ending February 28, 1999 and 1998, respectively, and 79% and 85% for the six months ending February 28, 1999 and 1998, respectively. Lower gross profit margins are almost entirely a result of the decline in revenue. The decline in selling and marketing expense for both the three and six month periods ending February 28, 1999, is due to a reduction in direct sales employees and marketing personnel compared to the same periods last year. The decline in general and administrative costs for both the three month and six month periods ending February 28, 1999, resulted from a re-allocation of management attention and related costs to other segments, and a $25,000 credit to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account during the first quarter. Operating income margins for TU were 43% and 56% for the three months ending February 28, 1999 and 1998, respectively, and 39% and 51% for the six months ending February 28, 1999 and 1998, respectively.

End-user Applications

                                      Three Months Ended                Six Months Ended
                                         February 28,                     February 28,

                                         1999        1998                1999       1998
                                         ----        ----                ----       ----


Revenue:
  Internet/intranet                     273,387     270,119             469,972    635,308
  Image management                       11,509      11,924              25,660     18,016
  Other                                  15,531      27,602              29,508     56,802
                                        -------     -------            --------    -------
    Total revenue                       300,427     309,645             525,140    710,126
  Cost of revenue                        99,740     109,094             350,307    195,416
                                        -------     -------            --------    -------
    Gross profit                        200,687     200,551             174,833    514,710


  Selling and marketing expense          98,838     128,282             276,679    287,675
  General and administrative expense    107,801     114,375             263,599    258,694
                                        --------    -------             -------    -------

    Operating loss                       (5,952)    (42,106)           (365,445)   (31,659)
                                        ========    ========           =========   ========


Fiscal 1999 second quarter revenue for end-user applications (EUA) was $300,427 compared to $309,645 for the same period last year, a decrease of $9,218, or 3%. EUA revenue for the six months ending February 28, 1999 was $525,140 compared to $710,126 for the same six month period last year, a decrease of $184,986, or 26%. Approximately 30% of the prior six month revenue for the period ending February 28, 1998, included a multiple licensing arrangement of Internet/intranet products (e.g. Prizm Plug-in) to a single customer. No one customer accounted for greater than 10% of the EUA segment's revenue during the three and six month periods ending February 28, 1999. Release of the Company's new Prizm Image Server (Prizm IS) occurred late in the first quarter of the current fiscal year. The Prizm IS expands the Company's Prizm Plug-in technology by offering a client/server alternative and multi-platform Java technology. The Company has distributed several copies of Prizm IS to prospective customers for evaluation and is in the process of enhancing the Prizm IS based on feedback from these prospective customers.
The next version release of Prizm IS is expected to occur during April of the current fiscal year. The Company believes that the enhanced version release of Prizm IS will be a more marketable product and will contribute to revenue during the final six months of the current year, however there is no guarantee that this will be the case. Company management will continue to assess the net realizable value of the Prizm IS product against unamortized capitalized software development costs on a periodic basis. If the net realizable value of the Prizm IS product falls below the unamortized capitalized costs, the Company may be required to charge the excess costs to operations during future quarters. Gross profit margins for EUA were 67% and 65% for the three months ending February 28, 1999 and 1998, respectively, and 33% and 72% for the six months ending February 28, 1999 and 1998, respectively. During the fiscal 1999 first quarter, the Company charged approximately $111,000 to cost of revenue for a non-recurring write-down of the remaining unamortized development costs for Scan 'n' Store (SNS). The combination of the SNS write-down and 26% decline in EUA revenue for the six month period ending February 28, 1999, were the primary reasons for lower
gross profit margins as compared to the same period last year.   During
December 1998, the Company decided to eliminate SNS as a separate product for sale because financial returns from the product were not expected to be enough to warrant the Company allocating additional promotion, development, and technical support resources that would be required to enhance its market viability. The Company believes that because of certain competitive strengths, devoting the majority of its resources on expanding Internet/intranet products, image and forms processing technologies and custom software development solutions, will result in better financial returns than SNS.
In conjunction with the elimination of SNS, the Company incurred approximately $30,000 in non-recurring selling, general and administrative costs during the second quarter for employee severance, closing down a remote sales office, and contractual technical support obligations with VARs who have already purchased the product.

Professional Services



                                        Three Months Ended                Six Months Ended
                                           February 28,                     February 28,

                                          1999       1998                1999        1998
                                          ----       ----                ----        ----

Revenue:
  Software development services         385,939     288,493             619,042     739,257
  Cost of revenue                       274,128     221,502             478,669     443,554
                                       ---------   ---------           ---------   ---------
    Gross profit                        111,811      66,991             140,373     295,703

  Selling and marketing expense          49,380      71,434             120,990     164,925
  General and administrative expense    114,511      90,794             207,580     185,899

    Operating loss                      (52,080)    (95,237)           (188,197)    (55,121)
                                        ========    ========           =========    ========


Fiscal 1999 second quarter revenue for Professional Services (PS) was $385,939 compared to $288,493 for the same period last year, an increase of $97,446 or 34%. PS revenue for the six months ending February 28, 1999 was $619,042 compared to $739,257 for the same six month period last year, a decrease of $120,215, or 16%. Approximately 53% and 60% of the three and six month revenue for the period ending February 28, 1998, respectively, came from one customer contract. For the three and six month periods ending February 28, 1999, three customer contracts accounted for approximately 85% and 82% of total revenue, respectively. As of February 28, 1999, the PS segment had an estimated revenue backlog of approximately $700,000. This backlog is more in line with the direct labor capacity that is projected to be available through the Company's third quarter; however, approximately 50% of the estimated backlog is through a Small Business Innovation Research grant that is contracted at rates significantly below the Company's commercial service rates.

Gross profit margins for PS were 29% and 23% for the three months ending February 28, 1999 and 1998, respectively, and 23% and 40% for the six months ending February 28, 1999 and 1998, respectively. In addition to revenue shortfalls experienced during the first quarter of the current fiscal year, gross profit and operating margins were negatively impacted by unanticipated cost overruns in the Oklahoma County (OK County) project. The OK County project was the predominant source of revenue throughout fiscal 1998. The Company estimates that this overrun cost the PS segment approximately $60,000 during the six month period ending February 28, 1999. OK County signed for final acceptance of the contract in March of the current fiscal year.

Selling and marketing expense declined 31% and 27% for the three and six month periods ending February 28, 1999, respectively; whereas, general and administrative expenses increased 26% and 12% for the same three and six month periods, respectively. The decline in selling and marketing expenses primarily resulted from two fewer sales employees in the segment and less direct marketing dollars dedicated to advertising and tradeshows because historical returns from such direct marketing efforts have not provided adequate returns. The increase in general and administrative expenses primarily relates to the recent cost restructuring within in the Company (See "Total Company Operating Results" below) resulting in more management time and costs being dedicated to a formal process for continuous improvement of customer contracting and management, project planning and management, and quality control of software development processes.

Document Conversion

                                             Three Months Ended                       Six Months Ended
                                                February 28,                          February 28,

                                                1999       1998                  1999       1998
                                                ----       ----                  ----       ----
Revenue:
  Data capture                                  54,439    371,461               105,339    726,881
  Electronic publishing                         73,909     68,505               209,868    161,296
                                               --------   -------               -------    -------
    Total revenue                              128,348    439,966               315,207    888,177
  Cost of revenue                               58,655    368,680               173,654    641,038
                                               -------    -------               -------    -------
    Gross profit                                69,693     71,286               141,553    247,139

  Selling and marketing expense                    427     43,085                19,160     93,594
  General and administrative expense            66,845     87,642               220,883    176,492
  Restructuring charge                            -          -                   70,895        -
                                               -------    -------               -------    -------

    Operating income (loss)                      2,421    (59,441)             (169,385)   (22,947)
                                               =======    ========             =========   ========

Fiscal 1999 second quarter revenue for Document Conversion (DC) was $128,348 compared to $439,966 for the same period last year, a decrease of $311,618 or 71%. DC revenue for the six months ending February 28, 1999 was $315,207 compared to $888,177 for the same six month period last year, a decrease of $572,970, or 65%. The most significant portion of business development and contract conversion work in the prior periods focused on large back-file conversion of documents for imaging and database management. This revenue is classified as "Data capture" in the above table. Because of the low margins and competitive nature of back-file jobs that became evident throughout the prior fiscal year, the Company made a decision in late May 1998, to discontinue pursuit of large back-file conversion/data capture activities and focus its efforts on electronic publishing of documents. Electronic publishing has traditionally resulted in higher margins for the Company and is more in line with the Company's core competencies. In late October of the current fiscal year, the Company decided to restructure DC operations and only continue to support customer relationships which primarily relate to electronic publishing activities and for which there are contractual
obligations.   Many of these customers are using technology that is unique to the Company which thus makes the Company a sole source provider. The Company's longer-term objective is to sell these customer contracts and other assets to a third-party and/or gain better internal efficiencies by more closely integrating document conversion activities as a true support function for the document management and imaging projects that are being contracted through the PS segment. The restructuring charge of $70,895 included in the current year six month results ending February 28, 1999 includes approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. All remaining DC employees were relocated to the Company's headquarters building. In addition to the non-recurring restructuring charge, general and administrative expense includes a $55,000 non-recurring write-off of a portion of a customer account, of which $25,000 was an internal reallocation of bad debt expense from the TU segment. In late February 1999, the Company was notified by a customer that accounted for approximately 85% of the Data Capture revenue during the first six months of the current year, that it would be phasing out the Company's services over the next eight to ten months in favor of using more overseas labor for data capture activities. The data capture activity that is currently being performed for this customer results in very low margins. Accordingly, phasing out this contract is not expected to have a significant impact on future operating results.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to the Company's total net income (loss) for the three and six month periods ending February 28, 1999 and 1998.

                                       Three Months Ended          Six Months Ended
                                          February 28,               February 28,

                                        1999        1998          1999          1998
                                        ----        ----          ----          ----

Total company revenue                 1,405,069     1,997,159   2,532,386    4,051,303
                                      ---------     ---------   ---------    ---------

Operating income (loss) for
   reportable segments                  199,682       342,026    (300,560)     769,399
Unallocated corporate expenses          107,344       129,382     270,080      309,204
Interest income                          (6,177)       (2,771)     (9,381)      (5,591)
Interest expense                          8,164        12,257      16,808       22,474
Other, net                               (2,778)           (2)     (3,576)       3,632
Income tax (benefit) expense                  -        38,713        (955)      83,582
                                      ----------   -----------  ----------   ----------
    Net income (loss)                    93,129       164,447    (573,536)     356,098
                                      ==========   ===========  ==========   ==========

Income (loss) per share:
  Basic                                    0.01          0.01       (0.04)        0.03
  Diluted                                  0.01          0.01       (0.04)        0.03
                                      ==========   ===========  ==========   ==========

Total revenue for the second quarter of fiscal 1999 was $1,405,069 compared to $1,997,159 for the same quarter of fiscal 1998, a decrease of $592,090, or 30%. Net income for the second quarter of fiscal 1999 was $93,129 or $.01 per share (basic and diluted), compared to net income of $164,447, or $.01 per share (basic and diluted), for the second quarter of fiscal 1998. Income tax expense of approximately $35,000 for the second quarter of fiscal 1999 was offset by a corresponding decrease to the valuation allowance for deferred tax assets. Income tax expense of $39,000 for the second quarter of fiscal 1998 was net of a decrease of approximately $38,000 to the valuation allowance for deferred tax assets. The decline in profitability for the three month period ending February 28, 1999, primarily resulted from significantly lower revenue and related operating margins from the TU segment. The lower operating margins were partially offset by total Company cost reductions that were implemented late in the current year first quarter. A further explanation of total company cost reductions is included in the discussion of six month comparative operating results below.

Total revenue for the first six months of fiscal 1999 was $2,532,386 compared to $4,051,303 for the same period in fiscal 1998, a decrease of $1,518,917, or 37%. Net loss for the first six months of fiscal 1999 was $573,536 or negative $.04 per share (basic and diluted), compared to net income of $356,098 or $.03 per share (basic and diluted), for the same period in fiscal 1998. Income tax benefit of approximately $218,000 for the first six months of fiscal 1999 was offset by a corresponding increase to the valuation allowance for deferred tax assets. Income tax expense of approximately $84,000 for the same period in fiscal 1998 was net of a decrease of approximately $83,000 to the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

The net loss of $573,536 reported for the first six months of fiscal 1999, is primarily the result of the revenue and related operating margin shortfalls, described above in the individual reportable segment discussions, combined with an approximate $111,000 write-off for the elimination of SNS and $71,000 of DC segment restructuring costs. The revenue decline for the DC segment was expected, and related decreases in recurring operating expenses were also achieved during the first six months. In addition to the DC segment restructuring charge, the Company implemented other actions late in the current year first quarter to help reduce costs on a going forward basis. These actions included additional reductions to the Company's workforce, a senior management pay reduction, and elimination of other in-process product development projects that are not expected to result in significant returns on investments and/or are not core to on-going operations. The Company also incurred costs of approximately $40,000 during the first six months of the current fiscal year in an effort to acquire certain intellectual properties that would provide more complete end-user solutions to entities requiring high volume forms processing. The Company was unsuccessful in a competitive bidding process to acquire those assets, but plans to pursue other opportunities that might strengthen the Company's Internet/intranet imaging, image and forms processing and custom software development services offerings. The total Company cost reductions implemented during the first quarter were a primary factor in the achievement of profitable results for the current year second quarter.

As discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended August 31, 1998, uncertainty exists about collection of one significant VAR customer account. Effective October 1, 1998, a security agreement went into effect whereby the VAR is required to make monthly payments to the Company equal to 100% of the revenue that the VAR generates from distribution of products that contain the Company's technology. Subsequent to the end of the fiscal year 1998, the Company has collected approximately $37,000 from the VAR pursuant to the security agreement and has deferred approximately $8,000 in revenue from this VAR for new royalties reported. The current uncollected balance from this VAR is approximately $280,000. Based on the historical trends of the VAR product distributions, the Company anticipates that the uncollected balance will be paid in full within one year. However, because of the uncertainty that exists about the VAR's ability to pay, the Company continues to maintain a specific bad debt reserve against a portion of this account. If the VAR does not adhere to the security agreement or revenue from VAR Product distributions is significantly lower than historical trends, the Company may be required to make additional adjustments to its bad debt reserve in future quarters.

Impact of Year 2000 Issue

The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000
(Y2K). The Company has formed an oversight committee and has developed a plan to coordinate the identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. As of December 31, 1998, the Y2K committee had identified and prioritized the Company's systems that could potentially be impacted by Y2K. The Company is currently in the process of determining Y2K readiness for all identified systems and expects to have substantial completion by the end of April 1999. The Y2K committee is undertaking three primary steps to validate systems readiness: (1) obtaining a vendor readiness statement, (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to perform the procedures described in steps (1) and (2) for all systems that are not already validated through a third-party authorized organization. Prior to the end of April, the Company plans to have a detailed schedule of events that will be required to correct Y2K problems, if any. This schedule will include a list of identified problems, prioritization of the problems, and identified solutions. In May 1999, the Company will begin implementing solutions for any systems identified to have a Y2K problem. This phase will include applying solutions, verifying that solutions make the system(s) Y2K ready, and developing a contingency plan for any critical system that is not deemed Y2K compliant. The Company plans to have completed all Y2K readiness and contingency planning by the Fall of 1999. The Company anticipates that the Y2K processes discussed above will be performed utilizing existing employees. The Company does not track the internal costs incurred for the Y2K project since such costs are principally related to the payroll costs for its employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with Y2K activities. Upon completion of the systems readiness phase in April, the Company will evaluate whether incremental costs will need to be incurred for systems that are critical to the organization and not deemed to be Y2K compliant. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning.

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



FINANCIAL CONDITION

Working capital, at February 28, 1999, was $1,923,747 with a current ratio of 4.4:1 compared to $2,096,032 with a current ratio of 4.2:1, at August 31, 1998. Net cash provided by operations for the six months ending February 28, 1999 was $657,580 compared to $295,661 for the same period last year. Despite the significant operating losses reported for the first six months of the current year, operating cash flow was strong because of improved customer collection processes and final acceptance of several significant service contracts resulting in current year payments for revenue recognized in the prior fiscal year. Net cash used in investing activities for the first six months of fiscal 1999 was $136,250 compared to $428,403 for the same period in fiscal 1998. The decrease in investing activities primarily relates to additional equipment needed to meet requirements under document conversion service contracts in the first six months of the prior year.

During the first six months of the prior fiscal year, the Company borrowed $185,000 against its $800,000 line of credit for general operating purposes and repaid $263,000 during the same six month time period. This resulted in a balance of $0 outstanding against the line of credit at February 28, 1998. The Company also entered into $186,000 of capital lease obligations during the first six months of the prior year to obtain the scanners needed to meet requirements under document conversion contracts. No borrowings were required during the first six months of fiscal year 1999, and $800,000 remains available under the operating line of credit.

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

a)  The Company held its annual meeting of shareholders on January 22, 1999.

b)  The following matters were voted upon at the annual meeting:
        1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                                Affirmative             Votes Withheld
Dana R. Allen                   11,747,430                 116,328
Doyle E. Cherry                 11,325,922                 537,836
Arthur D. Crotzer               11,830,158                  33,600
James R. Rau, M.D.              11,267,363                 596,395
Marshall C. Wicker              11,345,029                 518,729

        2) The shareholders ratified the appointment of KPMG LLP as independent public accountants for fiscal year 1999. Affirmative votes were 11,819,983; negative votes were 46,281; and abstentions were 5,964.

Item 5.  Other Information

Effective March 17, 1999, Russell W. Teubner was appointed to the Company's board of directors. Mr. Teubner is the President for Esker S.A, a publicly held software company with international headquarters in Lyon, France, and also serves on Esker's board of directors. Mr. Teubner has more than 15 years of experience in the software industry. The Company he founded in 1983, Teubner & Associates, Inc., was named to Inc. Magazine's list of the 500 fastest growing privately held companies in America for three consecutive years, and merged with Esker S.A. in 1998. Mr. Teubner graduated from the College of Business at Oklahoma State University (OSU) in 1978 with a bachelor's degree in Management Science and Computer Systems. He then pursued further graduate studies while employed by the OSU Computer Center. Mr. Teubner's appointment to the Company's board of directors occurred subsequent to the resignation of Arthur D. Crotzer on February 26, 1999.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

None



Exhibits
--------
Exhibit No.     Name of Exhibit

        27	     Financial Data Schedule as of and for the six month period ending February 28, 1999.



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: April 8, 1999              /s/ Dana R, Allen
---------------------            -----------------------
                                 Dana R. Allen
                                 Chief Executive Officer

Date: April 8, 1999              /s/ Deborah D. Mosier
---------------------            -----------------------
                                 Deborah D. Mosier
                                 Chief Financial Officer