Form 10QSB
period 1999-05-31
TMS INC /OK/
filed 1999-07-12
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:                         May 31, 1999

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Title of Each Class                      Outstanding at May 31, 1999
Common stock, par value $.05 per share                    13,605,846


Transitional Small Business Disclosure Format(check one): Yes [ ]  No [X]



PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
May 31, 1999 and August 31, 1998


                                       May 31,              August 31,
                                        1999                   1998*
                                   ______________         ______________



Cash                               $    721,870                491,696
Trade accounts receivable, net          979,581              1,293,921
Contract service work in process        449,975                597,345
Other current assets                    332,027                365,050
                                   --------------         --------------
   Total current assets               2,483,453              2,748,012
                                   --------------         --------------

Property and equipment                2,901,441              3,187,407
Accumulated depreciation and
  amortization                       (1,529,278)            (1,527,528)
                                   --------------         --------------
   Net property and equipment         1,372,163              1,659,879
                                   --------------         --------------



Capitalized software development
  costs, net                            474,718               620,539
Other assets                            254,974               257,153
                                   --------------         --------------
Total assets                          4,585,308             5,285,583
                                   ==============         ==============




Accounts payable                         90,866               147,844
Other current liabilities               420,610               504,136
                                   --------------         --------------
   Total current liabilities            511,476               651,980




Obligation under capital lease,
  net of current installments            29,367                78,651
Long-term debt, net of current
  installments                          291,272               309,986
                                   --------------         --------------
   Total liabilities                    832,115             1,040,617
                                   --------------         --------------

Common stock                            687,316               673,305
Additional paid-in capital           11,496,187            11,476,190
Unamortized deferred compensation       (20,847)              (23,967)
Accumulated deficit                  (8,333,278)           (7,801,677)
Treasury stock                          (76,185)              (78,885)
                                   --------------         --------------
   Total shareholders' equity         3,753,193             4,244,966
                                   --------------         --------------

Total liabilities and
  shareholders' equity             $  4,585,308             5,285,583
                                   ==============         ==============

*Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

TMS, Inc.

Condensed Statements of Operations (unaudited)
Three and Nine Months Ended May 31, 1999 and 1998


                                    Three Months Ended      Nine Months Ended
                                    1999          1998      1999         1998
                                ________________________ ______________________

Revenue:
 Licensing and royalties      $   839,360    1,036,068    2,437,497  3,459,937
 Software development services    397,352      260,155    1,016,394    999,412
 Document conversion services     123,345      420,413      438,551  1,308,590
                               ------------------------  ----------------------
                                1,360,057    1,716,636    3,892,442  5,767,939
                               ------------------------  ----------------------
Operating costs and expenses:
  Cost of licensing and
   royalties                      140,146      264,549      717,921    715,656
 Cost of software development
   services                       275,368      175,707      754,037    619,261
 Cost of document conversion
   services                        59,081      303,878      232,735    944,917
 Selling, general and
   administrative                 850,854      935,964    2,652,887  2,991,372
 Restructuring charge                   -            -       70,895          -
                               ------------------------  ----------------------
                                1,325,449    1,680,098    4,428,475  5,271,206
                               ------------------------  ----------------------

Operating income (loss)            34,608       36,538     (536,033)   496,733

Other income (expense), net         5,339       (6,648)       1,489    (27,163)
                               ------------------------  ----------------------
Income (loss) before income
  taxes                            39,947       29,890     (534,544)   469,570

Income tax (benefit) expense       (1,988)       5,679       (2,943)    89,261
                               ------------------------  ----------------------
Net income (loss)              $   41,935       24,211     (531,601)   380,309
                               ========================  ======================

Basic earnings per share       $     0.00         0.00        (0.04)      0.03
                               ========================  ======================
Weighted average common
  shares                        13,602,513   13,303,156   13,553,265 13,294,693
                               ========================  ======================

Diluted earnings per share     $     0.00         0.00        (0.04)      0.03
                               ========================  ======================

Weighted average common and
  common equivalent shares      13,743,356   13,619,269   13,553,265 13,751,598
                               ========================  ======================

See accompanying notes to condensed financial statements.

TMS, Inc.

Condensed Statements of Cash Flows (unaudited)
Nine Months Ended May 31, 1999 and 1998


                                        1999                   1998
                                   _____________          _____________

Net cash provided by operating
  activities                       $    520,827                827,836
                                   -------------          -------------

Cash flows from investing activities:
  Purchases of property and
   equipment                            (53,751)              (247,054)
  Capitalized software development
   costs                               (245,524)              (355,088)
  Patent costs                                -                 (2,182)
  Proceeds from sale of equipment        34,546                      -
                                   -------------          -------------
Net cash used in investing
  activities                           (264,729)              (604,324)
                                   -------------          -------------

Cash flows from financing activities:
  Repayment of long-term debt           (17,557)               (18,300)
  Repayment of capital lease obligation (45,075)               (32,394)
  Proceeds from short-term note payable       -                340,000
  Repayments of short-term note payable       -               (418,000)
  Issuance of common stock               36,708                  2,507
                                   -------------          -------------
Net cash used in financing
  activities                            (25,924)              (126,187)
                                   -------------          -------------

Net increase in cash                    230,174                 97,325

Cash at beginning of period             491,696                426,174
                                   -------------          -------------
Cash at end of period              $    721,870                523,499
                                   =============          =============

Non-cash Financing and Investing Activities:
  Purchase of computer equipment
   through issuance of capital
   lease                           $          -                186,167
                                   =============          =============



See accompanying notes to condensed financial statements.

TMS, Inc.
Notes to Condensed Financial Statements (unaudited)

Unaudited Interim Condensed Financial Statements
-------------------------------------------------
The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc.(the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1998.

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Except for a restructuring charge and additional provision in the third quarter for potential uncollectable customer accounts receivable described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, all adjustments are normal and recurring.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Net Income (Loss) Per Share
---------------------------
Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for the three month and nine month periods ending May 31, 1999 and 1998.

                           Three Months Ended May 31, 1999          Three Months Ended May 31, 1998
                         Income        Shares      Per-Share      Income        Shares      Per-Share
                       (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                       --------------------------------------   --------------------------------------
Basic EPS              $   41,935    13,602,513    $   0.00     $  24,211     13,303,156    $   0.00

Effect of Dilutive
  Securities:

Common stock options            _       140,843           _             _        316,113           _
                       --------------------------------------   --------------------------------------

Diluted EPS            $   41,935    13,743,356    $   0.00     $  24,211     13,619,269    $   0.00
                       ======================================   ======================================

                           Nine Months Ended May 31, 1999          Nine Months Ended May 31, 1998
                         Income        Shares      Per-Share      Income        Shares      Per-Share
                       (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                       --------------------------------------   --------------------------------------

Basic EPS              $ (531,601)   13,553,265    $  (0.04)     $ 380,309    13,294,693    $   0.03

Effect of Dilutive
  Securities:

Common stock options            _             _           _             _        456,905           _
                       --------------------------------------   --------------------------------------

Diluted EPS            $ (531,601)   13,553,265    $  (0.04)     $ 380,309    13,751,598    $   0.03
                       ======================================   ======================================

Options to purchase approximately 665,000 shares and 382,000 shares of common stock at prices ranging from $.375-$.75 per share were outstanding at May 31, 1999 and 1998, respectively, but were not included in the three and nine month computations of diluted net income per share at May 31, 1999, because the options'exercise prices were greater than the weighted average market price of the common shares. Additionally, approximately 548,000 options to purchase common stock at prices ranging from $.125-$.310 were excluded from the per share computation for the nine months ending May 31, 1999, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Revenue Recognition
--------------------
The Company adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition" beginning September 1, 1998. The principle objectives of 97-2 are to amend certain provisions in SOP 91-1 that led to diversity in revenue recognition practices among software companies, and to address practiceissues not previously covered under SOP 91-1. The most significant change in accounting under SOP 97-2 is the requirement to un-bundle multiple elements in software transactions and to allocate pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. The Company was not required to defer significant revenue in accordance with SOP 97-2 as of May 31, 1999. In December, 1998,SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued and is effective for the Company's fiscal year beginning September 1, 1999. SOP 98-9, is not expected to have a material effect on the overall financial condition or operating results of the Company.

Reclassification
----------------
Certain 1998 balances have been reclassified to conform to the 1999 condensed financial statement presentation.

Segment Disclosures
-------------------
Information about the Company's reportable segments are included in Management's Discussion and Analysis of Financial Condition and Results of operations in Item 2 below.


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

Following are the results of operations for each reportable segment for the three month and nine month periods ending May 31, 1999 and 1998. All revenue and expenses are from unaffiliated sources:

Tools and Utilities
-------------------



                          Three Months Ended       Nine Months Ended
                                May 31,                 May 31,
                          1999          1998       1999         1998
                         ---------------------   ---------------------
Revenue:
 Image viewing         $  150,909     331,966      598,207  1,049,967
 Image enhancement        163,356     228,050      504,836    735,532
 Forms processing         159,977      61,950      299,173    269,378
 Other                     63,106      96,492      208,129    377,325
                         ---------------------   ---------------------
   Total revenue          537,348     718,458    1,610,345  2,432,202

Cost of revenue            62,400     146,242      289,869    401,933
                         ---------------------   ---------------------
   Gross profit           474,948     572,216    1,320,476  2,030,269

Selling and marketing
  expense                 194,686     171,748      418,606    449,569
General and administra-
  tive expense            178,326     124,292      377,469    425,397
                         ---------------------   ---------------------
   Operating income    $  101,936     276,176      524,401  1,155,303
                         =====================   =====================

Fiscal 1999 third quarter revenue for tools and utilities (TU) was $537,348 compared to $718,458 for the same period last year, a decrease of $181,110, or 25%. TU revenue for the nine months ending May 31, 1999 was $1,610,345 compared to $2,432,202 for the same nine month period last year, a decrease of $821,857, or 34%. Image viewing products (e.g. ViewDirector) accounted for the majority of the decrease in TU revenue for the three and nine month periods ending May 31, 1999, respectively. The decline in image viewing products is almost entirely due to a decline in the number of units reported/purchased from royalty bearing customers. The Company believes that the population of image viewing royalty reporting customers is slowly declining and the number of units utilized by customers is also declining. Revenue from image viewing toolkit direct sales and related royalty unit purchases has declined because of increased competition. Over the past 36 months, the Company has focused the majority of its development efforts on image enhancement, forms processing and internet viewing and image management products. This has affected the Company's ability to maintain a competitive position with regard to features and functions of its image viewing toolkits. As reported in the Form 10-KSB for the fiscal year ending August 31, 1998, the Company believes that image viewing revenue will be lower throughout fiscal 1999 as compared to fiscal
1998 because of competition and the Company's emphasis on developing and marketing other technologies. Image enhancement products (e.g. ScanFix) declined approximately 28% over the same three month period last year and 31% for the nine months ending May 31, 1999. The decline in image enhancement products is primarily due to fewer direct sales as compared to the same periods last year. The Company believes that fewer sales employees and inadequate promotion of the image enhancement product line are the primary reasons for the decline in image enhancement direct sales revenue. The Vice President of Marketing and Sales who was hired in the fiscal year 1999 second quarter to focus a significant amount of attention to the promotion of the Company's image enhancement products resigned from the Company during the
third quarter period.   The Company is currently seeking a candidate to fill
the senior marketing position, however, if the position remains vacant for an extended period of time future revenue and profits may be adversely affected. Forms processing revenue increased 158% over the same three month period last year and 11% for the nine months ending May 31, 1999. One customer accounted for 84% and 45% of forms processing revenue for the three and nine month period ending May 31, 1999. The decline in "other" TU revenue for both the three and nine month periods ending May 31, 1999, resulted from text product royalty streams. The Company no longer develops text products for sale, but continues to benefit from royalties from customers that purchased text products two to three years ago. Variability from this revenue source is entirely dependent on customer usage/distribution of the Company's text technology and is expected to continue to decline over time. The Company is currently developing two new products that are expected to be released in the fourth quarter of fiscal 1999. One of the two new products is SpectrumFix 1.0 which received the "best" product award at the recent AIIM tradeshow. AIIM is the "premiere" tradeshow for companies that operate in the imaging industry.

Gross profit margins for TU were 88% and 80% for the three months ending May 31, 1999 and 1998, respectively, and 82% and 84% for the nine months ending May 31, 1999 and 1998, respectively. The higher gross margin in the three month period ending May 31, 1999 compared to the same period of 1998 was primarily due to an increase in capitalized software costs because of the two new products that are currently under development. The lower gross profit margin for the nine month period ending May 31, 1999 compared to the same nine month period in 1998 is almost entirely a result of the decline in revenue.

The increase in selling and marketing expense for the three month period ending May 31, 1999 was due to the increase in marketing resources devoted to the tools and utilities products compared to the same period last year. The decline during the nine month period ending May 31, 1999, is due to a reduction in direct sales and marketing personnel compared to the same periods last year. During the fiscal 1999 third quarter, the Company charged $70,000 to general and administrative expense for a potential uncollectable customer account. The increase in general and administrative expense for the three month period ending May 31, 1999 was due to the increase in the allowance for uncollectable accounts. The decline in general and administrative costs for the nine month period ending May 31, 1999, resulted from a re-allocation of management attention and related costs to other segments, and a $25,000 credit to re-allocate bad debt expense to the document conversion segment for a specific write-off of another customer account during the first quarter. Operating income margins for TU were 19% and 38% for the three months ending May 31, 1999 and 1998, respectively, and 33% and 48% for the nine months ending May 31, 1999 and 1998, respectively.

End-user Applications
---------------------

                          Three Months Ended       Nine Months Ended
                                May 31,                 May 31,
                          1999          1998       1999         1998
                         ---------------------   ---------------------
Revenue:
 Internet/intranet     $  282,806     239,532      752,778    874,840
 Image management           5,453      44,601       31,113     62,617
 Other                     13,753      33,477       43,261     90,278
                         ---------------------   ---------------------
   Total revenue          302,012     317,610      827,152  1,027,735

Cost of revenue            77,746     118,307      428,052    313,723
                         ---------------------   ---------------------
   Gross profit           224,266     199,303      399,100    714,012

Selling and marketing
  expense                 104,915     151,427      381,594    439,101
General and administra-
  tive expense             71,770     121,556      335,369    380,250
                         ---------------------   ---------------------
Operating income(loss) $   47,581     (73,680)    (317,863)  (105,339)
                         =====================   =====================


Fiscal 1999 third quarter revenue for end-user applications (EUA) was $302,012 compared to $317,610 for the same period last year, a decrease of $15,598, or 5%. EUA revenue for the nine months ending May 31, 1999 was $827,152 compared to $1,027,735 for the same nine month period last year, a decrease of $200,583, or 20%. Approximately 20% of the revenue for the nine month period ending May 31, 1998, included a multiple licensing arrangement of Internet/intranet products (e.g. Prizm Plug-in) to a single customer. No one customer accounted for greater than 10% of the EUA segment's revenue during the three and nine month periods ending May 31, 1999. Release of the Company' s new Prizm Image Server (Prizm IS) occurred late in the first quarter of the current fiscal year. The Prizm IS expands the Company's Prizm Plug-in technology by offering a client/server alternative and multi-platform Java technology. The Company has distributed several copies of Prizm IS to prospective customers for evaluation and has enhanced the Prizm IS based on feedback from these prospective customers. The next version of Prizm IS was released at the end of June of the current fiscal year. The Company believes that the enhanced version of Prizm IS will be a more marketable product than the version released in the first quarter of fiscal 1999 and is expected to contribute to revenue during the fiscal year 1999 fourth quarter. However, there is no guarantee that this will be the case. Company management assesses the net realizable value of the Prizm IS product against unamortized capitalized software development costs on a periodic basis. If the net realizable value of the Prizm IS product falls below the unamortized capitalized costs, the Company may be required to charge the excess costs to operations during future quarters.

Gross profit margins for EUA were 74% and 63% for the three months ending May 31, 1999 and 1998, respectively, and 48% and 70% for the nine months ending
May 31, 1999 and 1998, respectively.  During the fiscal 1999 first quarter, the Company charged approximately $111,000 to cost of revenue for a non-recurring write-down of the remaining unamortized development costs for
Scan 'n' Store (SNS). The combination of the SNS write-down and 20% decline in EUA revenue for the nine month period ending May 31, 1999, were the primary reasons for lower gross profit margin as compared to the same period last year. During December 1998, the Company decided to eliminate SNS as a separate product for sale because financial returns from the product were not expected to be enough to warrant the Company allocating additional promotion, development, and technical support resources that would be required to enhance its market viability. The Company believes that because of certain competitive strengths, devoting the majority of its resources on expanding Internet/intranet products, image and forms processing technologies and custom software development solutions, will result in better financial returns than
SNS.   In conjunction with the elimination of SNS, the Company incurred approximately $30,000 in non-recurring selling, general and administrative costs during the second quarter for employee severance, closing down a remote sales office, and contractual technical support obligations with VARs who have already purchased the product.

Selling and marketing expense declined 31% and 13% for the three and nine month periods ending May 31, 1999, respectively. Additionally, general and administrative expenses declined 41% and 12%, for the same three and nine month periods, respectively. The elimination of SNS had the most significant impact on the decrease because of an overall reduction in personnel, a decrease in marketing activities and a reduction in both direct and general overhead costs.



Professional Services
----------------------

                          Three Months Ended       Nine Months Ended
                                May 31,                 May 31,
                          1999          1998       1999         1998
                         ---------------------   ---------------------
Revenue:
 Software development
   services            $  397,352     260,155    1,016,394    999,412
 Cost of revenue          275,368     175,707      754,037    619,261
                         ---------------------   ---------------------
   Gross profit           121,984      84,448      262,357    380,151

Selling and marketing
  expense                  57,255      82,761      178,245    247,686
General and administra-
  tive expense            101,461      76,044      309,041    261,943
                         ---------------------   ---------------------
   Operating loss      $  (36,732)    (74,357)    (224,929)  (129,478)
                         =====================   =====================

Fiscal 1999 third quarter revenue for Professional Services (PS) was $397,352 compared to $260,155 for the same period last year, an increase of $137,197 or 53%. PS revenue for the nine months ending May 31, 1999 was $1,016,394 compared to $999,412 for the same nine month period last year, an increase of $16,982, or 2%. Approximately 84% and 66% of the three and nine month revenue for the period ending May 31, 1998, respectively, came from one customer contract. For the three and nine month periods ending May 31, 1999, three customer contracts accounted for approximately 89% and 85% of total revenue, respectively. As of May 31, 1999, the PS segment had an estimated revenue backlog of approximately $400,000. This backlog is more in line with the direct labor capacity that is projected to be available through the Company's fourth quarter; however, approximately 50% of the estimated backlog is through a Small Business Innovation Research grant that is contracted at rates significantly below the Company's commercial service rates.

Gross profit margins for PS were 31% and 33% for the three months ending
May 31, 1999 and 1998, respectively, and 26% and 38% for the nine months ending May 31, 1999 and 1998, respectively. In addition to revenue shortfalls experienced during the first quarter of the current fiscal year, gross profit and operating margins were negatively impacted by unanticipated cost overruns in the Oklahoma County (OK County) project. The OK County project was the predominant source of revenue throughout fiscal 1998. The Company estimates that this overrun cost the PS segment approximately $78,000 during the nine month period ending May 31, 1999. The Company expects to have final sign-off by the end of the fourth quarter and does not expect to incur additional significant costs. Recently the PS segment has experienced a high degree of employee turnover. The loss of engineering staff in the PS segment may have a negative impact on future revenue streams. The market for technical engineers is competitive, however, the Company is actively seeking engineers to fill the vacant positions. If the company is not able to hire and train new service engineers, revenue and net operating results could be negatively impacted.

Selling and marketing expense declined 31% and 28% for the three and nine month periods ending May 31, 1999, respectively; whereas, general and administrative expenses increased 33% and 18% for the same three and nine month periods, respectively. The decline in selling and marketing expenses primarily resulted from two fewer sales employees in the segment and less direct marketing dollars dedicated to advertising and tradeshows because historical investments in direct marketing efforts have not provided adequate returns. The increase in general and administrative expenses primarily relates to the recent cost restructuring within the Company (See "Total Company Operating Results" below) resulting in more management time and costs being dedicated to a formal process for continuous improvement of customer contracting and management, project planning and management, and quality control of software development processes.


Document Conversion
--------------------

                          Three Months Ended       Nine Months Ended
                                May 31,                 May 31,
                          1999          1998       1999         1998
                         ---------------------   ---------------------
Revenue:
 Data capture          $   53,943     282,082      159,281  1,008,963
 Electronic publishing     69,402     138,331      279,270    299,627
                         ---------------------   ---------------------
   Total revenue          123,345     420,413      438,551  1,308,590

Cost of revenue            59,081     303,878      232,735    944,917
                         ---------------------   ---------------------
   Gross profit            64,264     116,535      205,816    363,673

Selling and marketing
  expense                     879      39,242       20,039    132,836
General and administra-
  tive expense             53,569      81,926      274,452    258,418
Restructuring charge            _           _       70,895          _
                         ---------------------   ---------------------
Operating income (loss) $   9,816      (4,643)    (159,570)   (27,581)
                         =====================   =====================

Fiscal 1999 third quarter revenue for Document Conversion (DC) was $123,345 compared to $420,413 for the same period last year, a decrease of $297,068 or 71%. DC revenue for the nine months ending May 31, 1999 was $438,551 compared to $1,308,590 for the same nine month period last year, a decrease of $870,039, or 67%. The most significant portion of business development and contract conversion work in the prior periods focused on large back-file conversion of documents for imaging and database management. This revenue is classified as "Data capture" in the above table. Because of the low margins and competitive nature of back-file jobs that became evident throughout the prior fiscal year, the Company made a decision in late May 1998, to discontinue pursuit of large back-file conversion/data capture activities and focus its efforts on electronic publishing of documents. Electronic publishing has traditionally resulted in higher margins for the Company and is more in line with the Company's core competencies. In late October of the current fiscal year, the Company decided to restructure DC operations and only continue to support customer relationships which primarily relate to electronic publishing
activities and for which there are contractual obligations.   Many of these
customers are using technology that is unique to the Company which thus makes the Company a sole source provider. The Company's DC segment strategy is to retain the current customer contracts that are more profitable and not actively seek new customers. There are no selling or marketing efforts currently being undertaken for the DC segment. During the first quarter the Company charged $70,895 to operations to restructure the DC segment. The restructuring charge included in the current year nine month results ending
May 31, 1999 includes approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. All remaining DC employees were relocated to the Company's headquarters building. In addition to the non-recurring restructuring charge, general and administrative expense includes a $55,000 non-recurring write-off of a portion of a customer account, of which $25,000 was an internal reallocation of bad debt expense from the TU segment. Late in the second quarter of 1999, the Company was notified by a customer that it would be phasing out the Company's services over the next five to seven months for data capture activities. This customer accounted for approximately 79% of the Data Capture revenue during the first nine months of the current year. The data capture activity that is currently being performed for this customer results in very low margins. Accordingly, phasing out this contract is not expected to have a significant impact on future operating results.



Total Company Operating Results
--------------------------------
Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to the Company's total net income (loss) for the three and nine month periods ending May 31, 1999 and 1998.

                          Three Months Ended       Nine Months Ended
                                May 31,                 May 31,
                          1999          1998       1999         1998
                         ---------------------   ---------------------


Total company revenue   $ 1,360,057  1,716,636    3,892,442  5,767,939
                         ----------------------  ---------------------
Operating income (loss)
 for reportable segments    122,601    123,506     (177,961)   892,905
Unallocated corporate
 expenses                    87,993     86,968      358,072    396,172
Interest income               9,027      3,441       18,408      9,032
Interest expense             (7,889)   (10,164)     (24,697)   (32,638)
Other, net                    4,201         75        7,778     (3,557)
Income tax (benefit)
 expense                     (1,988)     5,679       (2,943)    89,261
                          ---------------------   --------------------
Net income (loss)        $   41,935     24,211     (531,601)   380,309
                          =====================   ====================
Income (loss) per share:
 Basic                   $     0.00       0.00        (0.04)      0.03
 Diluted                       0.00       0.00        (0.04)      0.03
                          =====================   ====================

Total revenue for the third quarter of fiscal 1999 was $1,360,057 compared to $1,716,636 for the same quarter of fiscal 1998, a decrease of $356,579, or 21%. Net income for the third quarter of fiscal 1999 was $41,935 or $0.00 per share (basic and diluted), compared to net income of $24,211, or $0.00 per share (basic and diluted), for the third quarter of fiscal 1998. Income tax expense of approximately $15,000 for the third quarter of fiscal 1999 was offset by a corresponding decrease to the valuation allowance for deferred tax assets. Income tax expense of $11,000 for the third quarter of fiscal 1998 was net of a decrease of approximately $5,000 to the valuation allowance for deferred tax assets. The increase in profitability for the three month period ending May
31, 1999 compared to the same period last year is primarily due to the cost reductions that the Company implemented late in the current year first quarter and the significant employee turnover that the Company has recently experienced.(see below for additional discussion of employee turnover)

Total revenue for the first nine months of fiscal 1999 was $3,892,442 compared to $5,767,939 for the same period in fiscal 1998, a decrease of $1,875,497, or 33%. Net loss for the first nine months of fiscal 1999 was $531,601 or negative $.04 per share (basic and diluted), compared to net income of $380,309 or $.03 per share (basic and diluted), for the same period in fiscal 1998. Income tax benefit of approximately $203,000 for the first nine months of fiscal 1999 was offset by a corresponding increase to the valuation allowance for deferred tax assets. Income tax expense of approximately $178,000 for the same period in fiscal 1998 was net of a decrease of approximately $89,000 to the valuation allowance for deferred tax assets. The Company assesses the realizability of deferred tax assets at least quarterly, and adjusts the valuation allowance to reflect the future benefits that will more likely than not be realized from those deferred tax assets.

The net loss of $531,601 reported for the first nine months of fiscal 1999, is primarily the result of the revenue and related operating margin shortfalls, described above in the individual reportable segment discussions, combined with an approximate $111,000 write-off for the elimination of SNS, $71,000 of DC segment restructuring costs and a $70,000 additional charge for a potentially uncollectable customer account. The revenue decline for the DC segment was expected, and related decreases in recurring operating expenses were also achieved during the first nine months. In addition to the DC segment restructuring charge, the Company implemented other actions late in the current year first quarter to help reduce costs on a going forward basis. These actions included additional reductions to the Company's workforce and elimination of other in-process product development projects that were not expected to result in significant returns on investments and/or are not core to on-going operations. The Company also incurred costs of approximately $40,000 during the first nine months of the current fiscal year in an effort to acquire certain intellectual properties that would provide more complete end-user solutions to entities requiring high volume forms processing. The Company was unsuccessful in a competitive bidding process to acquire those assets, but plans to pursue other opportunities that might strengthen the Company's Internet/intranet imaging, image and forms processing and custom software development services offerings. The total Company cost reductions implemented during the first quarter as well as the significant employee turnover were the primary factors contributing to the profitable results for the current year third quarter.

As mentioned above, the Company has experienced a high degree of employee turnover especially in the technical staff. The market for hiring software engineers is extremely competitive. The inability to hire new software engineers could limit the Company's ability to create service backlog and develop new software products on a timely basis. Both of these factors could adversely affect future operating results. The Company is advertising through various sources and has retained a recruiting firm to assist in finding candidates to fill the vacancies.

As discussed in the "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Company's Form 10-KSB for the fiscal year ended August 31, 1998, uncertainty exists about collection of one significant VAR customer account. Effective October 1, 1998, a security agreement went into effect whereby the VAR is required to make monthly payments to the Company equal to 100% of the revenue that the VAR generates from distribution of products that contain the Company's technology.
Subsequent to the end of the fiscal year 1998, the Company has collected approximately $50,000 from the VAR pursuant to the security agreement. The current uncollected balance from this VAR approximates $311,000. Because of the uncertainty that exists about the VAR's ability to pay, the Company added $70,000 during the current third quarter to its allowance for uncollectable accounts to write the account down to a level that the Company believes may reasonably be collected. If the VAR does not adhere to the security agreement or revenue from VAR Product distributions is significantly lower than historical trends, the Company may be required to make additional adjustments to its allowance in future quarters.

Impact of Year 2000 Issue
-------------------------
The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000
(Y2K). The Company has formed an oversight committee and has developed a plan to coordinate the identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. As of December 31, 1998, the Y2K committee had identified and prioritized the Company's systems that could potentially be impacted by Y2K. The Company is currently in the process of determining Y2K readiness for all identified systems and expects to be completed by the end of July 1999. The
Y2K committee is undertaking three primary steps to validate systems readiness:
(1) obtaining a vendor readiness statement, (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to perform the procedures described in steps (1) and (2) for all systems that are not already validated through a third-party authorized organization. Prior to the end of July 1999, the Company plans to have a detailed schedule of events that will be required to correct Y2K problems, if any. This schedule will include a list of identified problems, prioritization of the problems, and identified solutions. In July 1999, the Company will begin implementing solutions for any systems identified to have a Y2K problem. This phase will include applying solutions, verifying that solutions make the system(s) Y2K ready, and developing a contingency plan for any critical system that is not deemed Y2K compliant. The Company plans to have completed all Y2K readiness and contingency planning by November of 1999. The Company anticipates that the Y2K processes discussed above will be performed utilizing existing employees. The Company does not track the internal costs incurred for the Y2K project since such costs are principally related to the payroll costs for its employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with Y2K activities. Upon completion of the systems readiness phase in July, the Company will evaluate whether incremental costs will need to be incurred for systems that are critical to the organization and not deemed to be Y2K compliant. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning.

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



FINANCIAL CONDITION

Working capital, at May 31, 1999, was $1,971,977 with a current ratio of 4.9:1 compared to $2,096,032 with a current ratio of 4.2:1, at August 31, 1998. Net cash provided by operations for the nine months ending May 31, 1999 was $520,827 compared to $827,836 for the same period last year. Despite the significant operating loss reported for the nine months ending May 31, 1999, operating cash flow was strong because of improved customer collection processes and final acceptance of several significant service contracts resulting in current year payments for revenue recognized in the prior fiscal year. Net cash used in investing activities for the first nine months of fiscal 1999 was $264,729 compared to $604,324 for the same period in fiscal 1998. The decrease in investing activities primarily relates to additional equipment needed to meet requirements under document conversion service contracts in the first nine months of the prior year.

During the first nine months of the prior fiscal year, the Company borrowed $340,000 against its $800,000 line of credit for general operating purposes and repaid $418,000 during the same nine month time period. This resulted in a balance of $0 outstanding against the line of credit at May 31, 1998. The Company also entered into $186,000 of capital lease obligations during the first nine months of the prior year to obtain the scanners needed to meet requirements under document conversion contracts. No borrowings were required during the first nine months of fiscal year 1999, and $800,000 remains available under the operating line of credit.

During the current year first quarter and beginning of the second quarter, the Company took significant actions to reduce its operating cost structure on a going-forward basis. Specific actions included a headcount reduction of 20, the closing down of three offices and elimination of products/services that were not expected to produce significant financial returns for the Company. These changes are expected to have a positive impact on operating cash flow and accordingly, the Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, for expanded marketing and promotion of the Company and its products, and for potential merger/acquisition activities.



PART II - OTHER INFORMATION


Item 5.  Other Information

Effective May 19,1999 David D. Wood was appointed to the Company's board of directors. Mr. Wood is the president of David Wood Associates, Inc. His firm produces the Wood Seminars, which tour many major U.S. cities attracting thousands of participants. The purpose of the seminars is to educate the market on new imaging and forms processing technologies and trends. Mr. Wood obtained his Masters degree from Stanford, then went into the imaging industry where he has been a marketing and sales executive for Cornerstone (the leading big screen monitor company), Plexus (part of BancTec), Calera
(the OCR company that merged with Caere), and was the vice president of business development for Law Cypress (the largest distributor in the imaging industry, with sales over $100 million). At Law Cypress Mr. Wood worked closely with most of the major suppliers and customers in TMSSequoia's industry. Mr. Wood also writes for most of the imaging related publications on a regular basis, and is one of the best known consultants to scanning and forms processing companies.


Item 6.  Exhibits


Exhibits

Exhibit No.     Name of Exhibit

        27	Financial Data Schedule as of and for the nine month period
                ending May 31, 1999.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: July 12, 1999             /s/ Dana R. Allen
                                ______________________________
                                 Dana R. Allen
                                 Chief Executive Officer

Date: July 12, 1999             /s/ Anita K. Kunneman
                                 _____________________________
                                 Anita K. Kunneman
                                 Chief Accounting Officer