Form 10KSB
period 1999-08-31
TMS INC /OK/
filed 1999-11-19
CIK 835412

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 For the fiscal year ended August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from _________ to _________

                       Commission File Number: 000-18250

                                   TMS, Inc.
                (name of small business issuer in its charter)

             Oklahoma                                     91-1098155
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

        206 West 6th Avenue
           P.O. Box 1358
        Stillwater, Oklahoma                                  74076
(Address of principal executive offices)                    (Zip Code)

                                 (405)377-0880
                          (Issuer's telephone number)

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

                                 YES[X]  NO__

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                  YES__  NO[X]

     The Issuer's revenues for its most recent fiscal year were $4,956,137
                                                                ----------

     As of October 31, 1999 the aggregate market value of voting stock held by nonaffiliates of such stock was $2,777,162 (based on the average bid and ask price of such common equity on such date).

     As of October 31, 1999 there were 13,580,659 share of Common Stock, $.05 par value, outstanding.

                      Documents Incorporated By Reference

     Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on January 21, 2000 is incorporated by reference in
     Part III, Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format: YES__ NO[X]

___________
Form 10-KSB
for the fiscal year ended August 31, 1999

Table of Contents                                                         PAGE
------------------------------------------------------------------------------
PART I                                                                      2
------

Item 1.  Business                                                           2

Item 2.  Properties                                                         6

Item 3.  Legal Proceedings                                                  7

Item 4.  Submission of Matters to a Vote of Security Holders                7

PART II                                                                     7
-------

Item 5.  Market for Common Equity and Related Stockholder Matters           7

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

Item 7.  Financial Statements                                              11

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                          11

PART III                                                                   12
--------

Item 13. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 12

Index to Financial Statements and Financial Statement Schedule             F1


Companies and products named in this document may be trademarks of the respective companies with which they are associated.

___________
Part I

ITEM 1. BUSINESS

General Development of Business

TMS, Inc., doing business as TMSSequoia (the "Company") is an Oklahoma corporation, which has been engaged in the computer software business since 1981. During fiscal 1996, the Company acquired Sequoia Computer Corporation ("Sequoia"), a California corporation, through the merger of a subsidiary of the Company with and into Sequoia. Sequoia, founded in 1987, developed and marketed innovative software products in document image processing, image enhancement, and forms processing. The resulting company, TMSSequoia, licenses computer software products and provides services to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. The Company offers the following imaging technology solutions and services to attain these objectives:

 .  Document imaging tools and utilities for:
     Image Viewing
     Image Enhancement
     Forms Processing

 .  End-user applications for Internet/intranet image display

 .  Consulting and integration services

 .  Data capture and conversion services

Products

TMSSequoia's software product offerings include software development tools and utilities, and end-user applications. The Company receives license fees and/or royalties from the sales of these products.

     Software development tools and utilities offer customers the core "building block" technologies necessary for developing new software applications or enhancing existing applications. In particular, the Company's tools and utilities provide the fundamental technologies necessary for creating successful document imaging and forms processing applications.

     An end-user application is stand-alone software that installs directly on the user's system or on the server in a client/server environment. The software may function independently of any other software or may be closely associated with another software package. Programming knowledge is not required to use an end-user application.

Tools and Technologies
--------------------------------------------------------------------------------

Customers use the Company's tools and utilities products to create custom applications to meet critical business needs that pre-packaged end-user applications often cannot achieve. They may wish to capture and display digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents, and photographs on many kinds of computer workstations or personal computers, local area networks (LANs), corporate intranets, or the Internet. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images. Following are the Company's primary tools and utilities products.

Image Viewing

ViewDirector(TM) The ViewDirector products are software development tools that provide image display for black/white and color imaging applications. The tools are typically used for image-enabling existing applications or for creating custom applications. ViewDirector provides fast image display and a large suite of image display tools (i.e., magnifiers, rotation, hyperlinking, annotations). It is available as cross-platform C libraries or as an ActiveX component. The Company licenses ViewDirector to Value Added Resellers ("VARs"), system integrators, software developers and government agencies, as well as companies who use the software internally. See "Product Markets". The Company receives a royalty for each computer workstation utilizing the product.

RasterView(TM) RasterView is a simple, yet high performance image viewer for even novice computer users. Suitable for image-enabling databases of scanned images or other Windows applications, it may be used stand-alone or connected via DDE links. It displays both black/white and color images and includes handy magnifiers, image quality adjustments, image list file support, etc.

Image Enhancement

ScanFix(R) The ScanFix software technology automatically enhances scanned images by removing specks, lines, shading, broken characters, etc., for greatly enhanced images. It is used in virtually all types of document imaging applications, especially where optical character recognition (OCR) processing is required. ScanFix is licensed to original equipment manufacturers (OEMs) such as IBM, Minolta, Ricoh and Xerox as well as corporate customers, government organizations, and individual end-users. The Company receives a royalty for each computer workstation utilizing the product. The ScanFix technology is offered as cross-platform C Libraries or ActiveX toolkit, and as an end-user application.

     In addition to direct sales, the Company periodically bundles and/or co-markets its application with companies like Caere, Minolta and Xerox.

     Eight patents were awarded for technology methods incorporated in the ScanFix product in fiscal years 1997 and 1998. See "Copyrights, Patents, Proprietary Information, Trademarks and Licenses."

SpectrumFix(TM) SpectrumFix, released in Fiscal 1999, is new software technology developed by the Company for creating superior black and white (bitonal) images originating from color or grayscale scanners. Color and grayscale documents and forms have historically been very difficult to automatically process through OCR. The SpectrumFix technology allows organizations to process color documents by selectively converting specific colors to black or white and dropping out any unwanted colors, leaving only the desired information for further data processing. Previously this color dropout process could only be accomplished using computer hardware, typically by changing the color of the bulb in the scanner. Ideal applications for this technology include conversion of carbonless forms, color registration forms, and other color or gray documents.

     SpectrumFix is available as an end-user application and is scheduled to be released as a software development toolkit (ActiveX) and TWAIN filter in Fiscal 2000. The Company expects to license SpectrumFix to VARs, OEMs, system integrators, software developers and government agencies, as well as companies who may use the software internally.

Forms Processing Solutions

FormFix(R) TMSSequoia markets its FormFix(R) developer's toolkit to highly-skilled customers developing custom applications for high volume data capture systems. Customers can create custom forms processing applications with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can be read by OCR systems and converted for use in relational databases, billing systems, and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. The product is available as a C library. The Company licenses FormFix to VARs, system integrators, software developers and government agencies, as well as companies which use the software internally. See "Marketing". The Company receives a royalty for each computer workstation utilizing the FormFix product.

End-User Applications
--------------------------------------------------------------------------------

Customers use the Company's applications products to display digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents, and photographs on many kinds of computer workstations or personal computers, local area networks (LANs), corporate intranets, or the Internet. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images. Our application products are typically used in conjunction with other corporate applications such as intranet-based document management systems. Following are the Company's primary application products.

Internet/Intranet Image Display

The Company has developed a line of technologies to allow customers to view and manage images on corporate intranets and the Internet using Internet browsers such as Netscape(R) Navigator/Communicator or Microsoft(R) Internet Explorer(TM). Similar to retrieving information over the Internet, users of corporate intranet access corporate documents using standard web browsers. These pages may reference scanned document images such as engineering drawings, technical manuals, financial documents, or human resource information. Most standard web browsers do not have the capability to display these scanned images without additional third party technology. The Company's Prizm technologies address this need and allow users the ability to view plus manipulate these images inside their web browsers. The Prizm technology is available for all major computer operating systems using traditional computing methods and new Java(TM) technology. The Company's intranet imaging products include the following.

Prizm(TM) Plug-in The Prizm Plug-in is an application that greatly extends the capabilities of browsers such as Netscape Navigator/Communicator or Microsoft Internet Explorer by providing document image viewing, manipulation and printing of TIFF, JPEG and other compressed images. It offers image annotation, hyperlinking and magnifying capabilities at each end-user's desktop. The Company sells a unit of the product for each individual user. It is sold in both standard and personal versions for multiple platforms. Free demonstration versions are available on the Company's website (http://www.tmssequoia.com). Netscape's free plug-in page listing for Prizm (http://home.netscape.com/plugins/image_viewers.html) provides the Company with a major source of leads for the product. The Prizm Plug-in was the Company's top selling product for Fiscal 1999.

Prizm(TM) Image Server with Java(TM) Client Prizm Image Server is a Java-based product that provides "thin client" document imaging viewing in Netscape and Microsoft browsers. Thin client computing means that no software is required to be installed on each end-user system. The Prizm Image Server Java technology is temporarily and automatically downloaded from web servers only when needed, which makes it an easy, economical way to provide intranet image display for large groups. It has a server-side optimized imaging engine that supports platform-independent Java clients. The Company sells the product on a per server basis.

Prizm(TM) ActiveX Prizm ActiveX provides document image viewing, manipulation, and printing in Microsoft Internet Explorer running on Windows 95, Windows 98 and Windows NT. As Internet Explorer's share of the web browser market grew in Fiscal 1999, the demand for ActiveX controls accompanied that growth. The Company sells the product on a per server basis.

Product Markets
--------------------------------------------------------------------------------

The primary market for the Company's products are large corporations, system integrators, OEMs, VARs, and branches of the federal government desiring to more cost-effectively and time-effectively use their information. The Company's products span industry boundaries with customers including financial institutions, law firms, pharmaceutical companies, transportation and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, engineering firms and defense agencies. The increasing use of the World Wide Web and the Internet also offers marketing opportunities to these customers who often have little or no expertise with the Internet or corporate intranet development.

     TMSSequoia's marketing efforts are conducted primarily through print advertising, Internet advertising, direct mail, telemarketing, exhibits at trade shows and conventions and making field sales calls with demonstrations. The Company reduced it's trade show expenditures during Fiscal 1999 as compared to 1998. The large amount of information now available on the Internet has generally reduced attendance at computer industry trade shows and the Company has focused its marketing efforts on other areas.

     Many of the Company's products are listed in the General Services Administration ("GSA") contract schedule, to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from the Company.

     Currently, the Company employs 8 people in the marketing and sales of its products. The Company has marketing and sales offices in Stillwater, Oklahoma and Burlingame, California.

Product Distribution Methods
--------------------------------------------------------------------------------

The Company distributes its products through a direct sales force, domestic and international resellers, online Internet-based stores, and firms creating and selling turnkey solutions.

Product Competition
--------------------------------------------------------------------------------

The computer software field is highly competitive with many companies in the industry. TMSSequoia competes with a number of companies that have greater financial, technical and marketing resources. The Company believes that the primary competitive factors with respect to its products are the features of its products, the technical capabilities of the Company's personnel, quality of service, and price. The Company believes that it can compete favorably with respect to all of these factors and is focusing on markets when it believes that it can achieve a leadership position.

     The Company has competitors in each of the basic imaging tools and end-user applications markets to which it supplies products. These companies, which include AccuSoft, Pixel Translations, Snowbound Software, Kofax, Lead Technologies, Seaport Imaging,

Visionshape, FormWare, and TIS are selling products aimed at the Company's customer base. Additionally, Eastman Software (formerly a division of Wang) markets a basic imaging capability to purchasers of the Microsoft Windows(R) operating systems.

Consulting and Integration Services

TMSSequoia offers a variety of services (referred to as Software Development Services or Professional Services in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations") for analyzing business and information management processes as well as integrating business solutions. Customers who do not have in-house technical staff or expertise in a particular area seek outsourcing services as a cost-efficient way to meet their needs. In particular, the services the Company offers include:

     . Requirements analysis
     . System design
     . Systems integration
     . Custom development
     . System maintenance

     The Company charges for projects on a time and materials or flat-fee basis. On occasion, some of the Company's toolkit customers contract for services. Additionally, customers who do not have in-house technical staff may purchase ongoing maintenance services from the Company.

Service Markets
--------------------------------------------------------------------------------

The Company's service division is focusing on two specific vertical markets for providing document imaging and management solutions. The first vertical market pertains to county governments. In fiscal 1999, the Company completed the development and deployment of a turnkey land records document management system for Oklahoma County and a similar turnkey system is currently being deployed for Tulsa County in the state of Oklahoma. In 1999, the Company was, once again, one of three finalists in the document management category of the Microsoft and KMWorld Industry Solution Awards for the land records system provided to Oklahoma County. The Company has submitted another land records management bid to a large county in Virginia and has recently hired a full-time business development professional that will aggressively pursue selling into county governments nationwide. The second vertical market for software development service offerings pertains to educational testing. The Company has participated in a few pilot/proof of concept projects over the last year and is currently in negotiations with potential partners for the development of a document imaging and management system.

     The Company continues to maintain its status as a Microsoft Certified Solution Provider (MCSP). The MCSP status is an indication to the market in general that company personnel are trained and proficient in state-of-the-art technologies. The Company is also a certified PC-DOCS reseller. The products from PC-DOCS/Fulcrum provide core document management technology from which solutions can be built.

Services Competition
--------------------------------------------------------------------------------

TMSSequoia's Consulting and Integration Services division competes with both regional and national companies some of whom have greater size and resources than the Company. The Company is focusing on market areas where it believes that the competition is minimized.

Data Capture and Conversion Services

     TMSSequoia also provides data capture and conversion services (referred to as "Document Conversion Services" in the "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations") for customers desiring the ability to use electronic data for online information retrieval, intranet or Internet distribution, permanent archives, electronic publishing or printing on demand. It offers a variety of ways to capture plus enhance data for electronic delivery including:

     . Data capture -- for converting paper documents and information to electronic forms (using high speed scanning, OCR/ICR (intelligent character recognition), forms processing, etc.)

     .  Indexing -- for large volume searching

     .  Hyperlinking -- for navigating complex sets of information

     . Document markup -- for Internet/intranet document delivery or third party retrieval products

     TMSSequoia'a Document Conversion division was dramatically scaled back during fiscal 1999. The Company has decided not to actively pursue additional document conversion work. The Company will continue to do conversion work for existing customers: Pennwell Publishing, TORO, ARI, US Coast Guard and Nissan Diesel America.

Backlog
--------------------------------------------------------------------------------

As of October 31, 1999, there was a backlog of software development and document conversion services revenue of approximately $360,000 compared to approximately $1,250,000 as of October 31, 1998.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses

The copyright laws permit the Company to copyright many aspects of its software. TMSSequoia has obtained copyright registrations for its software products and expects to apply for additional registrations in the future as appropriate.

     Patent applications relating to the Company's ScanFix product were filed in the United States Patent and Trademark Office. These applications have resulted to date in the Patent Office awarding eight patents. The awarded patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shaded removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, the Company cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.

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

     TMSSequoia has developed, through use, common law trademark rights in ViewDirector, MasterView, ScanDirector, Prizm Plug-In, Prizm Image Server with Java Client, Scan 'n Store, GrayFix, TMSFAX, CD-VU, ShowFax, TIFF Utilities, BlackTIE, RasterView, CompressDirector, and Prizm ActiveX as used in connection with the Company's software products. The Company has registered trademarks on the ScanFix, FormFix and SpectrumFix products.

     The Company grants its customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, and FormFix toolkit products for use on computers used by personnel or customers of licensees. The Company typically receives an initial license fee for the toolkit and offers an optional annual maintenance fee for such products. Licenses of the Company's toolkits entitle licensees to develop custom applications using the toolkits, then distribute the software to users inside their organization, or to their end customers, and the Company receives a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years.

Research and Development

TMSSequoia recognizes the need to continually develop new and improved products. Current plans include efforts to further enhance the Internet products, to improve the features and functions of its ViewDirector product, to expand the adoption of TWAIN Filter(TM) and COM technology in its products, and to increase color imaging and forms processing technology. Pursuing these efforts will necessitate further improvements in the Company's core technologies. The Company also creates new products through its Software Development Services projects. Customers bring conceptual ideas for products to the Company for development, thus supplementing the Company's own research and development.

     In fiscal years 1999 and 1998, the Company capitalized software development costs of $350,626 and $487,021, respectively, related to new products and product enhancements. The Company intends to maintain the level of expenditures for research and development; however, the extent to which such levels can be maintained will be dependent upon available working capital. With the Company's decrease in service work backlog there may be engineering staff available to assist in the development of new products and product enhancements.

Employees

At August 31, 1999, the Company had 42 full-time employees and 4 hourly employees for a total of 46 employees. The Company's business is dependent in large part on its ability to attract and retain qualified technical, marketing and management personnel, and the Company must compete with larger and more established companies for such persons.

Customers

The Tinker Small Business Innovation Research grant contract ("SBIR") accounted for approximately $495,000, or 10%, of the Company's total revenue in fiscal 1999. The SBIR project was substantially completed during the first quarter of fiscal 2000. Management has secured additional service contracts, but not at the level of revenue reported for the SBIR contract. The Oklahoma County Government ("OK County") accounted for approximately $853,000, or 12%, of the Company's total revenue in fiscal 1998. The Company has continued to develop strategic relationships with large firms to produce revenue opportunities for both products and services.

Sales to Foreign Customers

Approximately 13% and 7% of total revenues for fiscal 1999 and 1998, respectively, are attributable to sales to foreign customers. See Note 8 to the Financial Statements.

ITEM 2. PROPERTIES

The Company's headquarters consist of approximately 14,700 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. The Company purchased the building in fiscal 1994 and occupied the space in fiscal 1995 after renovation was complete. The Company secured a mortgage on the building in fiscal 1995 (see Note 2 to the Financial Statements for additional information).

     The Company has offices in Burlingame, California and Tulsa, Oklahoma. Collectively these offices amount to approximately 3,000 square feet and monthly rentals approximate $5,600.

     The Company believes its facilities will meet capacity requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding which, if decided adversely to the Company, would have a material impact on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

__________
Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market, and prices are quoted by the National Quotation Bureau, Incorporated ("NQB") on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock for fiscal years 1999 and 1998. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is the NQB.


                             BID PRICES
FISCAL 1999               HIGH         LOW
------------------------------------------
First Quarter            $.375        .260

Second Quarter            .380        .260

Third Quarter             .350        .290

Fourth Quarter            .340        .260


FISCAL 1998              HIGH         LOW
--------------------------------------------------
First Quarter            $.562        .406

Second Quarter            .500        .312

Third Quarter             .687        .312

Fourth Quarter            .593        .343

     The Company has not declared nor paid any cash dividends since its incorporation, nor does it anticipate that it will pay dividends in the foreseeable future. Any earnings realized by the Company are expected to be reinvested in the Company's business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, the Company's earnings, its financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends. The Company has approximately 1,700 shareholders.

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

Tools and Technologies

                                         1999       1998
------------------------------------------------------------
Revenue:
  Image viewing                       $  733,945  1,395,905
  Image enhancement                      688,653    943,109
  Forms processing                       353,254    326,475
  Other                                  254,346    516,941

------------------------------------------------------------
Total revenue                          2,030,198  3,182,430

Cost of revenue                          366,980    473,689

------------------------------------------------------------
Gross profit                           1,663,218  2,708,741

Selling and marketing expense            552,811    574,045
General and administrative expense       540,498    630,331
------------------------------------------------------------
Operating income                      $  569,909  1,504,365
------------------------------------------------------------

     Fiscal 1999 revenue for Tools and Technologies (TNT) was $2,030,198 compared to $3,182,430 for fiscal 1998, a decrease of $1,152,232, or 36%. Image viewing products (e.g. ViewDirector) decreased 47% in fiscal 1999, which accounted for the majority of the total TNT revenue decline. Substantially all of the image viewing revenue decrease came from a decline in the number of units reported/purchased from royalty reporting customers. The Company believes that the population of image viewing royalty-reporting cus-tomers is slowly declining and the number of units utilized by customers is also declining. Revenue from image viewing toolkit direct sales and related royalty unit purchases has declined because of increased competition. Over the last 3 years, the Company focused the majority of its development efforts on image enhancement, forms processing and Internet viewing and image management products. This has affected the Company's ability to maintain a competitive position with regard to features and functions of its image viewing products. Image enhancement products (e.g. ScanFix) declined approximately 27% from fiscal 1998 to fiscal 1999. The decline in image enhancement products is primarily due to fewer direct sales as compared to the prior year. The Company believes that fewer sales employees and inadequate promotion of the image enhancement product line are the primary reasons for the decline in image enhancement direct sales revenue. Late in the fourth quarter the company hired a vice president of marketing who has technology related business development and strategic marketing experience. She will oversee all aspects of the TNT product management, sales and marketing. Fiscal year 1999 forms processing revenue increased 8% over fiscal year 1998. One customer accounted for 56% of forms processing revenue for fiscal year 1999. The decline in "other" TNT revenue resulted from text product royalty streams. The Company no longer develops text products for sale, but continues to benefit from royalties from customers that purchased text products in the early to mid 1990's. Variability from this revenue source is entirely dependent on customer usage/distribution of the Company's text technology and is expected to continue to decline over time.

     Gross profit margins for TNT were 82% and 85% for the fiscal year ending August 31, 1999 and 1998, respectively. The lower gross profit margin in fiscal year 1999 is almost entirely a result of the decline in revenue.

     Selling and marketing expenses declined only 4% despite the significant decrease in TNT revenue. The decrease in revenue primarily resulted from a lower royalty stream that essentially has no variable selling costs.

     General and administrative expense declined 14% over the prior year. The decline in general and administrative costs for the fiscal year ending August 31, 1999, resulted from a re-allocation of management attention and related costs to other segments, and a $25,000 credit to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account. The overall decline in general and administrative costs was partially offset by a $130,000 charge to write-off another specific uncollectible customer account.

     Operating income margins for TNT were 28% and 47% for fiscal year ended 1999 and 1998, respectively. The 36% decline in TNT revenue was the primary factor that resulted in lower operating margins in fiscal 1999.

End-user Applications
                                    1999         1998
-------------------------------------------------------
Revenue:
  Internet/intranet              $1,162,559   1,120,450
  Other                              67,686      48,599
-------------------------------------------------------
Total revenue                     1,230,245   1,169,049

Cost of revenue                     518,581     433,783
-------------------------------------------------------
Gross profit                        711,664     735,266

Selling and marketing expense       493,114     595,537

General and administrative
  expense                           406,292     513,835
-------------------------------------------------------
Operating loss                   $ (187,742)   (374,106)
-------------------------------------------------------

     Fiscal 1999 revenue for end-user applications (EUA) was $1,230,245 compared to $1,169,049 for the same period last year, an increase of $61,196 or 5%. Approximately 10% of the current fiscal year EUA revenue came from a multiple licensing arrangement of Internet/intranet products (e.g. Prizm Plug-in) to a single customer. In fiscal 1998, 16% of the revenue was attributed to a multiple licensing arrangement with a different customer. The flat revenue trend is mainly due to the lack of marketing efforts during fiscal 1999. As mentioned in the Tools and Technologies section, a vice president of marketing was hired late in the fiscal year to focus on strategic marketing for the Company. "Other" revenue includes customer support/maintenance contracts. The 39% increase over the prior year resulted from an increased emphasis on selling support/maintenance contracts to corporate customers.

     Gross profit margins for EUA were 58% and 63% for the fiscal year ending 1999 and 1998, respectively. During the fiscal 1999 first quarter, the Company charged approximately $111,000 to cost of revenue for a non-recurring write-down of the remaining unamortized development costs for Scan `n' Store (SNS). The SNS write-down was the primary reason for the lower gross profit margin as compared to the same period last year. During fiscal 1999, the Company decided to eliminate SNS as a separate product for sale because financial returns from the product were not expected to be enough to warrant the Company allocating additional promotion, development, and technical support resources that would be required to enhance its market viability. The Company believes that because of certain competitive strengths, devoting the majority of its resources on expanding Internet/intranet products, image and forms processing technologies and custom software development solutions, will result in better financial returns than SNS. In conjunction with the elimination of SNS, the Company incurred approximately $30,000 in non-recurring selling, general and administrative costs during the year for employee severance, closing down a remote sales office, and contractual technical support obligations with VARs who have already purchased the product.

     Selling and marketing expense declined 17% during fiscal year 1999. Additionally, general and administrative expenses declined 21% for the same time period. The elimination of SNS had the most significant impact on the decrease because of an overall reduction in personnel, a decrease in marketing activities and a reduction in both direct and allocated overhead costs.

Professional Services
                                          1999        1998
------------------------------------------------------------
Revenue:
  Software development services       $1,204,403   1,271,668

Cost of revenue                        1,022,538     857,977
------------------------------------------------------------
Gross profit                             181,865     413,691

Selling and marketing expense            240,071     320,502

General and administrative expense       383,836     351,569
------------------------------------------------------------
Operating loss                        $ (442,042)   (258,380)
------------------------------------------------------------

     Fiscal 1999 revenue for Professional Services (PS) was $1,204,403 compared to $1,271,668 for fiscal 1998, a decrease of $67,265, or 5%. Approximately 65% of fiscal year 1998 revenue came from one customer contract. For fiscal year 1999, three customer contracts accounted for approximately 84% of service revenue. As of August 31, 1999, the PS segment had an estimated revenue backlog of approximately $470,000. This backlog is less than the direct labor capacity that is projected to be available through the Company's second quarter.

     The Company has recently revised its operational structure and has incorporated processes for resource contingency planning should the Company not be able to secure additional PS backlog in the near-term.

     Gross profit margins for PS were 15% and 33% for fiscal year ending 1999 and 1998, respectively. In addition to revenue shortfalls experienced during the first quarter of the current fiscal year, gross profit and operating margins were negatively impacted by unanticipated cost overruns in the Oklahoma County (OK County) project. The OK County project was the predominant source of revenue throughout fiscal 1998. The Company estimates that this overrun cost the PS segment approximately $130,000 during fiscal 1999. The Company received final acceptance from OK County late in fiscal year 1999 and does not expect to incur additional significant costs. Gross profit margins were also negatively impacted by cost overruns on two other fixed fee projects that accounted for approximately 44% of fiscal 1999 PS revenue. In late August, the Company significantly increased the number of hours estimated to complete these two projects, and in the fiscal 1999 fourth quarter recorded a revenue adjustment of approximately $105,000 to accurately reflect the low gross margins that the Company expects to continue to record through the completion of these projects into the first and second quarters of fiscal year 2000. One other PS service project that accounted for approximately 40% of fiscal 1999 revenue contributed to low gross profit margins for the segment because it was contracted on a time and materials basis at below market rates. This project was substantially completed during the Company's fiscal 2000 first quarter.

     Selling and marketing expense declined 25% for fiscal 1999; whereas, general and administrative expenses increased 9% for the same time period. The decline in selling and marketing expenses primarily resulted from two fewer sales employees in the segment and less direct marketing dollars dedicated to advertising and tradeshows because historical investments in direct marketing efforts have not provided adequate returns. The increase in general and administrative expenses primarily relates to the cost restructuring within the Company (See "Total Company Operating Results" below) resulting in more management time and costs being dedicated to a formal process for continuous improvement of customer contracting and management, project planning and management, and quality control of software development processes.

Document Conversion
                                         1999       1998
-----------------------------------------------------------
Revenue:
  Data capture                        $ 190,361   1,157,756
  Electronic publishing                 300,930     573,776
-----------------------------------------------------------
Total revenue                           491,291   1,731,532
-----------------------------------------------------------
Cost of revenue                         274,536   1,100,960
-----------------------------------------------------------
Gross profit                            216,755     630,572

Selling and marketing expense            20,386     187,137

General and administrative expense      312,048     356,199

Restructuring charge                     70,895          --
-----------------------------------------------------------
Operating (loss) income               $(186,574)     87,236
-----------------------------------------------------------

     Fiscal 1999 revenue for Document Conversion (DC) was $491,291 compared to $1,731,532 for fiscal 1998, a decrease of $1,240,241 or 72%. The most significant portion of business development and contract conversion work in the prior year focused on large back-file conversion of documents for imaging and database management. This revenue is classified as "Data capture" in the above table. Because of the low margins and competitive nature of back-file jobs that became evident throughout the prior fiscal year, the Company made a decision in late May 1998, to discontinue pursuit of large back-file conversion/data capture activities and focus its efforts on electronic publishing of documents. Electronic publishing has traditionally resulted in higher margins for the Company and is more in line with the Company's core competencies. In October of fiscal 1999, the Company decided to restructure DC operations and only continue to support customer relationships which primarily relate to electronic publishing activities and for which there are contractual obligations. Many of these customers are using technology that is unique to the Company which thus makes the

Company a sole source provider. The Company's DC segment strategy is to retain the current customer contracts that are more profitable and not actively seek new customers. There are no selling or marketing efforts currently being undertaken for the DC segment. During 1999, the Company charged $70,895 to operations to restructure the DC segment. The restructuring charge includes approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. All remaining DC employees were relocated to the Company's headquarters building. In addition to the non-recurring restructuring charge, general and administrative expense includes a $55,000 non-recurring write-off of a portion of a customer account, of which $25,000 was an internal reallocation of bad debt expense from the TNT segment. During the year, the Company was notified by a customer that it would be phasing out the Company's services through December of 1999. This customer accounted for approximately 82% of the Data Capture revenue during the current fiscal year. The data capture activity that is currently being performed for this customer results in very low margins. Accordingly, phasing out this contract is not expected to have a significant impact on future operating results.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to the Company's total net (loss) income for fiscal year ending 1999 and 1998.

                                     1999         1998
--------------------------------------------------------
Total company revenue             $4,956,137   7,354,679
--------------------------------------------------------
Operating (loss) income for
  reportable segments               (246,449)    959,116

Unallocated corporate expenses      (448,475)   (481,379)

Interest income                       25,971      13,160

Interest expense                     (31,793)    (41,756)

Other, net                            17,964      (7,045)
--------------------------------------------------------
Income tax (expense) benefit          (3,702)     46,887
--------------------------------------------------------
Net (loss) income                 $ (686,484)    488,983
--------------------------------------------------------
(Loss) income per share:
   Basic                          $    (0.05)       0.04
   Diluted                             (0.05)       0.04
--------------------------------------------------------

     Total revenue for fiscal 1999 was $4,956,137 compared to $7,354,679 for fiscal 1998, a decrease of $2,398,542, or 33%. Net loss for the fiscal year ending 1999 was $686,484, or $0.05 loss per share (basic and diluted), compared to net income of $488,983, or $0.04 income per share (basic and diluted), for fiscal 1998. The net loss of $686,484 reported for the fiscal year ending 1999 is primarily the result of the revenue and related operating margin shortfalls described above in the individual reportable segment discussions, combined with an approximate $111,000 write-off for the elimination of SNS, $71,000 of DC segment restructuring costs and a $130,000 additional charge to provide a 100% reserve against an uncollectible customer account. In addition to the DC segment restructuring charge, the Company implemented other actions during the year to help reduce costs. These actions included additional reductions to the Company's work force and elimination of other in-process product development projects that were not expected to result in significant returns on investments and/or are not core to on-going operations. The Company also incurred costs of approximately $40,000 during the current fiscal year in an effort to acquire certain intellectual properties that would provide more complete end-user solutions to entities requiring high volume forms processing. The Company was unsuccessful in a competitive bidding process to acquire those assets, but plans to pursue other opportunities that might strengthen the Company's Internet/intranet imaging, image and forms processing and custom software development services offerings.

     The Company's income tax expense rate was 1% for fiscal 1999 compared to an 11% effective income tax benefit rate for fiscal 1998. The effective income tax rates for both fiscal years 1999 and 1998 differed from the "expected" Federal tax expense rate of 34%, primarily because of a change in the valuation allowance provided against the Company's deferred tax assets. Deferred tax assets are primarily the result of the Company's net operating loss carryforwards. See "Income Taxes" in Note 3 to the Financial Statements.

Impact of Year 2000 Issue

The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000
(Y2K). The Company has formed an oversight committee and has developed a plan to coordinate the identification, evaluation and implementation of any necessary changes to internal computer systems, applications and business processes. As of December 31, 1998, the Y2K committee had identified and prioritized the Company's information technology and non information technology systems that could potentially be impacted by Y2K. The Company is currently in the process of determining Y2K readiness for all identified systems and expects to be completed by the end of November 1999. The Y2K committee is undertaking three primary steps to validate systems readiness: (1) obtaining a vendor readiness statement,
(2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to perform the procedures described in steps (1) and (2) for all systems that are not already validated through a third-party authorized organization. Additionally, internal testing will be performed on all critical systems prior to the end of November 1999. The Company has developed a detailed schedule of events that will be required to correct Y2K problems. The Company has begun implementing solutions for any systems identified to have a Y2K problem. This phase includes applying solutions, verifying that solutions make the system(s) Y2K ready, and developing a contingency plan for any critical system that is not deemed Y2K compliant. The Company plans to have completed all Y2K readiness and contingency planning by November 1999. The Company anticipates that the Y2K processes discussed above will be performed utilizing existing employees. The Company does not track the internal costs incurred for the Y2K project since such costs are principally related to the payroll costs for its employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any significant incremental future costs associated with Y2K activities. Upon completion of the systems readiness phase in November, the Company will evaluate whether incremental costs will need to be incurred for systems that are critical to the organization and not deemed to be Y2K compliant. The Company has not identified the most reasonably likely worst case scenario in the event the Company does not obtain Y2K readiness. This will be performed during contingency planning.

     No assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

     The Company has reviewed all of its software products for sale and determined them to be year 2000 compliant and accordingly, does not believe it will be adversely impacted by year 2000 issues as it relates to compliance for its own products for sale. However, it is possible many companies may temporarily ban purchases and deployment of software products as they finalize their own Y2K readiness. This could have an impact on the company's revenue in the first and second quarters of fiscal year 2000, but the potential outcome is not estimable at this time.

Financial Condition

Working capital, at August 31, 1999, was $1,797,164 with a current ratio of 4.3:1 compared to $2,096,032 with a current ratio of 4.2:1, at August 31, 1998. Net cash provided by operations for the fiscal year ending 1999 was $1,023,821 compared to $998,664 for fiscal year ending 1998. Despite the significant operating loss reported for the current fiscal year, operating cash flow was strong because of improved customer collection processes and final acceptance of several significant service contracts resulting in current year payments for revenue recognized in the prior fiscal year. Net cash used in investing activities for fiscal year ending August 31, 1999 was $384,158 compared to $788,836 for the same period in fiscal 1998. The decrease in investing activities primarily relates to additional equipment secured in the prior year to meet requirements under document conversion service contracts.

     During the prior fiscal year, the Company borrowed $340,000 against its $800,000 line of credit for general operating purposes and repaid $418,000 during the same fiscal year. This resulted in a balance of $0 outstanding against the line of credit at August 31, 1998. The Company also entered into $186,000 of capital lease obligations during the fiscal year 1998 to obtain the scanners needed to meet requirements under document conversion contracts. No borrowings were required during fiscal year 1999, and a maximum of $800,000 remains available under the operating line of credit.

     During the current year, the Company took significant actions to reduce its operating cost structure. Specific actions included a head count reduction, the closing down of three offices and elimination of products/services that were not expected to produce significant financial returns for the Company. These changes are expected to have a positive impact on operating cash flow and accordingly, the Company believes that operating cash flow and the $800,000 operating line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, for expanded marketing and promotion of the Company and its products, and for potential merger/acquisition activities.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to impact the Company because the Company does not own derivative instruments.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page F1 hereof.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk (*):

Exhibit   Name of Exhibit
-------------------------------------------------------------------------------
2.1 Amended Plan of Reorganization and Agreement of Merger (the "Merger Agreement") dated November 7, 1995, incorporated herein by reference to Exhibit No. 2.1 to Amendment No. 2 to Form S-4 as filed with the Securities and Exchange Commission on February 6, 1996.

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

10.8 Engineering Services Agreement between the Registrant and the Oklahoma County Government incorporated herein by reference to Exhibit No. 10.8 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 1998.

10.9*     TMS, Inc. Employee Stock Purchase Plan

10.10* TMS, Inc. 1996 Stock Option Plan, incorporated herein by reference to Exhibit No. 99 to the Registrant's Form S-4 as filed with the Commission on May 16, 1996.

10.11 Contract number F34601-98-C-0145 between the Registrant and the Department of the Air Force.

23.1      Consent of KPMG LLP

27.0      Financial Data Schedule

(b) Reports on Form 8-K No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal 1999.

________________
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGISTRANT: TMS, INC.
-----------------------------------------------------------------------------

Date:  11/20/99  BY: /s/ Deborah D. Mosier
                        -----------------------------------------------------
                         Deborah D. Mosier, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 11/20/99   BY:  /s/ Dana R. Allen
                         -----------------------------------------------------
                          Dana R. Allen

Date: 11/20/99   BY:  /s/ Doyle E. Cherry
                         -----------------------------------------------------
                          Doyle E. Cherry

Date: 11/20/99   BY:  /s/ Deborah D. Mosier
                         -----------------------------------------------------
                          Deborah D. Mosier, President

Date: 11/20/99   BY:  /s/ James R. Rau, M.D.
                         -----------------------------------------------------
                          James R. Rau, M.D., Director

Date: 11/20/99   BY:  /s/ Russell W. Teubner
                         -----------------------------------------------------
                          Russell W. Teubner, Director

Date: 11/20/99   BY:  /s/ Marshall C. Wicker
                         -----------------------------------------------------
                          Marshall C. Wicker, Director

Date: 11/20/99   BY:  /s/ Anita Kunneman
                         -----------------------------------------------------
                          Anita Kunneman, Principal Accounting Officer

Index to Financial Statements and Financial Statement Schedule             PAGE
-------------------------------------------------------------------------------


Independent Auditors' Report                                                 F1

Financial Statements
     Balance Sheets: August 31, 1999
     and 1998                                                          F2and F3

     Statements of Operations: Years Ended
     August 31, 1999 and 1998                                                F4

     Statements of Shareholders' Equity:
     Years Ended August 31, 1999 and 1998                                    F5

     Statements of Cash Flows: Years Ended
     August 31, 1999 and 1998                                                F6

     Notes to Financial Statements:
     August 31, 1999 and 1998                                    F7 through F14

Financial Statement Schedule
     Schedule II -- Valuation and Qualifying Accounts:  1999 and
     Years Ended August 31, 1998                                            F14


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
October 15, 1999

Balance Sheets
August 31, 1999 and 1998

TMS, Inc. (dba TMSSequoia)                             1999              1998
-------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                    $ 1,057,710           491,696
     Trade accounts receivable, net of
        allowance for doubtful accounts
        of $395,069 in 1999 and
        $190,000 in 1998                              574,067         1,293,921
     Contract service work in process                 415,985           597,345
     Deferred income taxes                            242,701           275,248
     Prepaid expenses and other current assets
                                                       55,317            89,802
-------------------------------------------------------------------------------
        Total current assets                        2,345,780         2,748,012
-------------------------------------------------------------------------------
Property and equipment:
     Land                                             111,000           111,000
     Building                                         747,634           753,826
     Computer equipment                             1,662,954         1,934,913
     Furniture and fixtures                           371,366           387,668
-------------------------------------------------------------------------------

     Less accumulated depreciation and              2,892,954         3,187,407
        amortization                               (1,590,081)       (1,527,528)
-------------------------------------------------------------------------------
        Net property and equipment                  1,302,873         1,659,879
-------------------------------------------------------------------------------
Other assets:
     Capitalized software development costs,
        net of accumulated amortization of
        $645,004 in 1999 and $848,280 in 1998         481,169           620,539
     Deferred income taxes                            241,799           209,252
     Other assets                                      45,191            47,901
-------------------------------------------------------------------------------
        Total other assets                            768,159           877,692
-------------------------------------------------------------------------------
Total assets                                      $ 4,416,812         5,285,583
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       1999              1998
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Current obligations under
     capital leases                               $    66,250            60,763
     Current installments of long-term debt            27,313            23,631
     Accounts payable                                 103,341           147,844
     Accrued payroll expenses                         236,070            319,99
     Deferred revenue                                 115,642            99,747
-------------------------------------------------------------------------------
        Total current liabilities                     548,616           651,980
-------------------------------------------------------------------------------
Obligations under capital leases, net
 of current installments                               12,149            78,651
Long-term debt, net of current
 installments                                         282,674           309,986
-------------------------------------------------------------------------------
        Total liabilities                             843,439         1,040,617
-------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock, $.01 par value.
        Authorized  1,000,000 shares;
        none issued                                        --                --
     Common stock, $.05 par value. Authorized
        50,000,000 shares; 13,820,622
        shares issued and 13,578,659
        outstanding in 1999
        and 13,466,109 shares issued and
        13,319,146 outstanding in 1998                691,031           673,305
     Additional paid-in capital                    11,501,760        11,476,190
     Unamortized deferred
        compensation                                  (20,072)          (23,967)
        Accumulated deficit                        (8,488,161)       (7,801,677)
     Treasury stock, at cost,
        241,963 shares in 1999
        and 146,963 shares in 1998                   (111,185)          (78,885)
-------------------------------------------------------------------------------
        Total shareholders' equity                  3,573,373         4,244,966
-------------------------------------------------------------------------------
Commitments (Notes 2 and 7)
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $ 4,416,812         5,285,583
-------------------------------------------------------------------------------

Statements of Operations
Years Ended August 31, 1999 and 1998

TMS, Inc. (dba TMSSequoia)                                1999          1998
-------------------------------------------------------------------------------
Revenue:
     Licensing and royalties                          $ 3,260,443     4,351,479
     Software development services                      1,204,403     1,271,668
     Document conversion services                         491,291     1,731,532
-------------------------------------------------------------------------------
                                                        4,956,137     7,354,679
-------------------------------------------------------------------------------

Operating costs and expenses:
     Cost of licensing and royalties                      885,561       907,472
     Cost of software development services              1,022,538       857,977
     Cost of document conversion services                 274,536     1,100,960
     Selling, general and administrative                3,397,531     4,010,533
     Restructuring charge                                  70,895            --
-------------------------------------------------------------------------------
                                                        5,651,061     6,876,942
-------------------------------------------------------------------------------

Operating (loss) income                                  (694,924)      477,737
Other income (expense), net                                12,142       (35,641)
-------------------------------------------------------------------------------
(Loss) income before income taxes                        (682,782)      442,096
Income tax expense (benefit)                                3,702       (46,887)
-------------------------------------------------------------------------------
Net (loss) income                                     $  (686,484)      488,983
-------------------------------------------------------------------------------
Net (loss) income per share
     Basic                                            $     (0.05)         0.04
     Diluted                                          $     (0.05)         0.04
-------------------------------------------------------------------------------

Weighted average shares:
     Basic                                             13,570,605    13,299,280
     Diluted                                           13,570,605    13,840,614
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

Statements of Shareholders' Equity
Years Ended August 31, 1999 and 1998


                                                          ADDITIONAL   UNAMORTIZED                                  TOTAL
                                      COMMON STOCK          PAID-IN      DEFERRED       ACCUM.        TREASURY   SHAREHOLDERS'
TMS, Inc. (dba TMSSequoia)        SHARES         AMOUNT     CAPITAL    COMPENSATION     DEFICIT         STOCK       EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1997       13,431,049   $ 671,552   11,473,561     (30,048)     (8,290,660)      (78,885)    3,745,520

Exercise of stock options            35,060       1,753        2,629          --              --            --         4,382

Amortization of deferred
     compensation                        --          --           --       6,081              --            --         6,081

Net income                               --          --           --          --         488,983            --       488,983
-----------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1998       13,466,109     673,305   11,476,190     (23,967)     (7,801,677)      (78,885)    4,244,966

Exercise of stock options           354,513      17,726       25,570          --              --            --        43,296

Issuance of common stock
     held in treasury                    --          --           --          --              --         2,700         2,700

Purchase of common stock
     held in treasury                    --          --           --          --              --       (35,000)      (35,000)

Amortization of deferred
     compensation                        --          --           --       3,895              --            --         3,895

Net loss                                 --          --           --          --        (686,484)           --      (686,484)
-----------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999       13,820,622   $ 691,031   11,501,760     (20,072)     (8,488,161)     (111,185)    3,573,373
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Statements of Cash Flows
Years Ended August 31, 1999 and 1998

TMS, Inc. (dba TMSSequoia)                                                         1999              1998
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                        $  (686,484)          488,983
     Adjustments to reconcile net (loss) income to net  cash provided by operating activities:
            Depreciation and amortization                                         660,604           733,990
            Deferred income tax benefit                                                --           (53,852)
            Loss on disposal of equipment                                          65,218             6,774
            Loss on write-off of software  development costs                      157,251                --
            Employee compensation -- Stock Options                                  3,895             6,081
            Provision for returns & doubtful accounts                             178,674           128,680
            Net change in:
               Accounts receivable                                                541,180          (198,440)
               Work in process                                                    181,360           (18,208)
               Prepaid expenses and other assets                                   34,656             3,025
               Accounts payable                                                   (44,503)          (99,280)
               Accrued payroll expenses                                           (83,925)            9,298
               Deferred revenue                                                    15,895            (8,387)
-----------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                           1,023,821           998,664
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                          (72,011)         (300,392)
     Proceeds from disposal of equipment                                           38,479               758
     Capitalized software development costs                                      (350,626)         (487,021)
     Patent costs                                                                      --            (2,181)
-----------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                            (384,158)         (788,836)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayment of long-term debt                                                  (23,630)          (23,935)
     Repayment of capital lease                                                   (61,015)          (46,753)
     Proceeds from short-term note payable                                             --           340,000
     Repayment of short-term note payable                                              --          (418,000)
     Issuance of common stock                                                      43,296             4,382
     Issuance of treasury stock, at cost                                            2,700                --
     Purchase of treasury stock, at cost                                          (35,000)               --
-----------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                             (73,649)         (144,306)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         566,014            65,522

Cash and cash equivalents at beginning of year                                    491,696           426,174
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $ 1,057,710           491,696
-----------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
     Cash paid for interest                                                   $    31,793            41,756
     Cash paid for income taxes                                                     7,600             6,683
     Purchase of computer equipment of capital leases                                  --           186,167
-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

Notes to Financial Statements August 31, 1999 and 1998

Note 1: Summary of Significant Accounting Policies

Organization

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing, forms processing, intranets and the Internet. The Company also provides software development and document conversion services to corporations and government organizations to assist them in migrating from paper to electronic information systems.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid money market accounts with an original maturity of three months or less and overnight investments carried at cost plus accrued interest, which approximates fair value.

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $350,626 and $487,021 of software development costs, which primarily includes personnel costs, in 1999 and 1998, respectively.

     Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $332,744 and $365,927 of software development costs in 1999 and 1998, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. During fiscal 1999, the Company charged approximately $111,000 to cost of revenue to write-down the unamortized development costs for Scan 'n Store.

Property and Equipment

Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture, which includes amortization for equipment held under capital leases, is calculated using the straight-line method over periods ranging from three to ten years, but not less than the estimated useful life of the leased property.

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

Patent Costs

Included in other assets at August 31, 1999 and 1998, are $35,552 and $38,091, respectively, of unamortized capitalized costs associated with obtaining patent rights for certain software products. Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen year life of the patents.

Revenue

Effective September 1, 1998, the Company adopted the provisions of Statement of Position (SOP) 97-2 "Software Revenue Recognition" which superseded SOP 91-1, "Software Revenue Recognition." SOP 91-1 was the basis for the Company's software licensing and royalties revenue recognition prior to September 1, 1998. In general, software licensing and royalties revenue was recognized in both years after the software was delivered, all significant obligations of the Company were fulfilled, and all significant uncertainties regarding customer acceptance had expired. The most significant change in accounting under SOP 97-2 is the requirement to unbundle multiple elements in software transactions and to allocate pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 1999 and 1998, deferred technical support and product maintenance revenue was $37,647 and $68,770, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 1999, the Company had deferred revenue of $42,013 representing software products and/or enhancements expected to be delivered in the Company's fiscal year 2000. The Company also deferred $18,482 of software product revenue at August 31, 1999, because of uncertainties surrounding customer acceptance.

     Revenue for software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $17,500 and $30,977 at August 31, 1999 and 1998, respectively. Contract service work in process of $415,985 and $597,345 at August 31, 1999 and 1998, respectively, represented costs and related profits recognized on a percentage-of-completion basis in excess of customer billings. Contract costs primarily include direct labor. Provisions for losses on contracts are recorded in full at the time such losses are known. Amounts for contracts in process at August 31, 1999 will be billed pursuant to contractual terms and are expected to be collected during fiscal 2000.

Net Income (Loss) Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Employee Compensation--Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, the Company has recorded expense in an amount equal to the excess of the quoted market price on the grant date over the option price. Such expense is recognized at the grant date for options fully vested. For options with a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 1999 and 1998 related to employee stock options was $3,895 and $6,081, respectively.

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

Comprehensive Income

In 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed at the same prominence as other financial statements. The company currently does not have any components of comprehensive income that are not included in net earnings.

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.

Note 2: Note Payable and Long-Term Debt

At August 31, 1999, the Company had an $800,000 operating line of credit with a bank which bears interest at .75% above prime (9.00% and 9.25% at August 31, 1999 and 1998) and expires on November 3, 1999. No balance was outstanding against the line of credit at August 31, 1999 or 1998. The Company had $309,987 and $333,617 outstanding under a long-term note payable to a bank August 31, 1999 and 1998, respectively. The note bore interest at 5.57% and 6.25% at August 31, 1999 and 1998, respectively, and is due January 1, 2009. The interest rate is based on an Oklahoma small business program and may be adjusted at the end of each two year period, beginning on June 30, 1996. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 1999 and thereafter are as follows: 2000, $27,313; 2001, $28,943; 2002, $30,620; 2003,
$32,395; 2004, $34,245; thereafter, $156,471. The line of credit and long-term note are secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

Note 3: Income Taxes

Income tax expense for fiscal 1999 was $3,702. The significant components of the 1999 expense include: deferred tax benefit, $255,370; increase in the valuation allowance for deferred tax assets, $260,634; state income tax refund, $2,943; and expense for correction of prior year estimates, $1,381. Income tax benefit for fiscal 1998 was $46,887. The significant components of the 1998 benefit include: deferred tax expense, $142,669; decrease in the valuation allowance for deferred tax assets, $196,521; alternative minimum taxes, $6,683; and state income tax, $282. Income tax expense (benefit) for 1999 and 1998 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                       1999            1998
------------------------------------------------------------------------------
Computed "expected" tax (benefit) expense             (34.0%)         34.0%

Change in the tax assets valuation allowance           38.0%         (45.0%)

State income tax, net of Federal income tax benefit    (4.0%)          4.0%

Other                                                   1.0%          (4.0%)
------------------------------------------------------------------------------
Effective income tax expense (benefit)                  1.0%         (11.0%)
------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1999 and 1998 are presented in Table 3a.

________________
Table 3a
                                                       1999        1998
-------------------------------------------------------------------------
Deferred tax assets:
     Tax operating loss carryforwards              $1,554,621   1,288,319
     Tax credit carryforwards                          79,152      79,152
     Accounts receivable                              149,968      72,124
     Other                                             43,821      93,966
-------------------------------------------------------------------------
Total gross deferred tax assets                     1,827,562   1,533,561
Less valuation allowance                            1,114,267     749,485
-------------------------------------------------------------------------
Net deferred tax assets                               713,295     784,076
-------------------------------------------------------------------------
Deferred tax liabilities:
     Property and equipment                           (46,143)    (64,020)
     Capitalized software costs                      (182,652)   (235,556)
-------------------------------------------------------------------------
     Net deferred tax assets                       $  484,500     484,500
-------------------------------------------------------------------------

     Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $484,500 at August 31, 1999. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. Taxable loss for the year ended August 31, 1999 approximated $388,000 compared to a financial loss of approximately $682,000. In fiscal 1999, the differences in the tax and financial losses primarily resulted from timing differences associated with the deductibility of capitalized software and bad debt estimates compared to the recognition of related expenses in accordance with generally accepted accounting principles ("GAAP"). Taxable income for the year ended August 31, 1998 approximated $468,000. In fiscal 1998, differences in the Company's taxable income of approximately $468,000 when compared to financial income of approximately $532,000 primarily resulted from timing differences associated with the deductibility of capitalized software for income tax purposes and recognition of related expense in accordance with GAAP.

     The $1,114,267 valuation allowance provides for net operating loss and tax credit carryforwards that, as of August 31, 1999, are not expected to be realized prior to expiration. At August 31, 1999 the Company's tax net operating loss carryforwards, investment tax credit carryforwards, and research and experimental tax credit carryforwards approximated $4,100,000, $39,000 and $40,000, respectively. These carryforwards expire during the years 2000 through 2014. Approximately $2,500,000, or 61%, of the net operating loss carryforwards expire by the end of fiscal year 2001. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

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

     Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock

________________
Table 4a

                                             WEIGHTED                               WEIGHTED
                                             AVERAGE              OPTION            AVERAGE
                                SHARES    EXERCISE PRICE        PRICE RANGE        FAIR VALUE
---------------------------------------------------------------------------------------------
Shares under option:
---------------------------------------------------------------------------------------------
At August 31, 1997             1,537,418       $ 0.35           $ 0.13-$ 0.75
     Options granted             262,500       $ 0.31           $        0.31       $ 0.21
     Options exercised           (35,060)      $ 0.13           $        0.13
     Options cancelled          (269,649)      $ 0.47           $ 0.13-$ 0.53
---------------------------------------------------------------------------------------------
At August 31, 1998             1,495,209       $ 0.32           $ 0.13-$ 0.75
---------------------------------------------------------------------------------------------
     Options granted             385,000       $ 0.54           $  0.40-$0.75       $ 0.16
     Options exercised          (354,513)      $ 0.13           $        0.13
     Options cancelled          (776,982)      $ 0.44           $ 0.13-$ 0.75
---------------------------------------------------------------------------------------------
At August 31, 1999               748,714       $ 0.41           $ 0.13-$ 0.75
---------------------------------------------------------------------------------------------

_________________
Table 4b

                              OPTIONS         WEIGHTED AVERAGE      WEIGHTED            OPTIONS           WEIGHTED
       RANGE OF              OUTSTANDING         REMAINING          AVERAGE           EXERCISABLE         AVERAGE
     OPTION PRICES           AT 8/31/99       CONTRACT LIFE       EXERCISE PRICE      AT 8/31/99        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
      $0.13-$ 0.31           348,240              4.7 Years            $0.28             343,040            $0.28
----------------------------------------------------------------------------------------------------------------------
      $0.38-$ 0.75           400,474              4.2 Years            $0.52             140,474            $0.55
----------------------------------------------------------------------------------------------------------------------
      $0.13-$ 0.75           748,714              4.5 Years            $0.41             483,514            $0.23
----------------------------------------------------------------------------------------------------------------------

_____________________
Table 5a

                                                  FISCAL YEAR 1999                             FISCAL YEAR 1998
                                     -------------------------------------------------------------------------------------
                                       INCOME           SHARES      PER-SHARE          INCOME        SHARES      PER-SHARE
                                     (NUMERATOR)     (DENOMINATOR)    AMOUNT         (NUMERATOR)  (DENOMINATOR)   AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Basic EPS:                               $(686,484)    13,570,605      $(0.05)         $488,983     13,299,280       $0.04
--------------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Common stock options                                           --                                      541,334
--------------------------------------------------------------------------------------------------------------------------
Diluted EPS:                             $(686,484)    13,570,605      $(0.05)         $488,983     13,840,614       $0.04
--------------------------------------------------------------------------------------------------------------------------


option grants in fiscal years 1999 and 1998 been based on the fair value method prescribed by SFAS No. 123, net loss would have been increased by $16,118, in 1999, with no effect on loss per share, and in 1998, net income and net income per share would have been reduced by $33,367 and $.01, respectively. The fair values of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 76.95% and 81.57% in 1999 and 1998, respectively; risk-free interest rate of 6%; and expected lives of approximately 3.5 to 6 years.

     Pro forma net earnings reflects only options granted after September 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 is not considered. See Table 4a for a summary of stock option transactions. Table 4b summarizes information about stock options outstanding at August 31, 1999.

Note 5: Earnings Per Share

Table 5a is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income available to common shareholders.

     Options to purchase approximately 401,000 and 493,000 shares of common stock at prices ranging from $.38-$.75 per share were outstanding at August 31, 1999 and 1998, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. Additionally, approximately 348,000 options to purchase common stock at prices ranging from $.125-$.310 were excluded from the per share computation for fiscal 1999, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Note 6: Employee Benefit Plan

The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on one year of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $62,000 and $67,000 in 1999 and 1998, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 7: Leases

The Company leases office space and equipment under operating leases. Rent expense was approximately $77,000 and $79,000 for 1999 and 1998, respectively. The Company has non-cancelable future minimum lease obligations of $52,844 in fiscal 2000. In November 1997, the Company entered into two capital lease agreements for scanning equipment and related software. The leases have a three year term and provide for the Company to either relinquish the equipment and software to the leasing company at the end of the lease or purchase the equipment and software at fair market value. Assets under capital leases are included in the Company's balance sheet as follows:

                                                                                              1999       1998
----------------------------------------------------------------------------------------------------------------
Computer equipment                                                                          $ 165,003   $186,187

Less: accumulated amortization                                                               (102,569)   (49,332)
----------------------------------------------------------------------------------------------------------------
                                                                                            $  62,434   $136,855
     Future minimum payments, by year and in the aggregate, under capital leases follow:

----------------------------------------------------------------------------------------------------------------
     2000                                                                                      85,413
     2001                                                                                      15,722
----------------------------------------------------------------------------------------------------------------
                                                                                              101,135
----------------------------------------------------------------------------------------------------------------
Less: estimated executory costs
     included in capital leases                                                                16,330
----------------------------------------------------------------------------------------------------------------
Net minimum lease payments
     under capital leases                                                                      84,805
----------------------------------------------------------------------------------------------------------------
Less: amount representing interest                                                              6,406
----------------------------------------------------------------------------------------------------------------
Present value of net minimum
     lease payments under capital lease                                                        78,399
----------------------------------------------------------------------------------------------------------------
Less: current portion                                                                          66,250
----------------------------------------------------------------------------------------------------------------
Obligations under capital leases                                                               12,149
----------------------------------------------------------------------------------------------------------------

     During fiscal 1999 and 1998, depreciation expense included $53,237 and $49,332, respectively for amortization of assets held under capital lease. In fiscal 1999, the Company entered into an operating sublease for certain computer equipment and software held under capital lease. The company received $19,000 in rental payments under the sublease in fiscal 1999. The initial $100,000 cost of the subleased computer equipment and software differed from the August 31, 1999, $26,000 carrying amount due to a $21,000 write-down of the assets to fair value and accumulated depreciation of $53,000. The $21,000 write-down occurred in conjunction with the restructuring of the Company's Document Conversion segment and was based on the present value of discounted future cash flows expected to be received under the operating sublease. The operating sublease expires the earlier of 30 days written notice or November 1, 2000.

Note 8: Business and Credit Concentrations

In 1998, the Oklahoma County Government accounted for 12% and 11% of the Company's total revenue and trade accounts receivable, respectively. In 1999, the Tinker Small Business Innovation Research Grant Services contract accounted for 10% of the Company's total revenue. Information regarding the Company's operations by geographic area as of and for the years ended August 31, 1999 and 1998, follows:

Revenue:                                 1999              1998
------------------------------------------------------------------
United States                        $4,317,397        6,806,622

Europe (export sales)                   381,398          269,117

Asia (export sales)                     104,330          118,211

Australia (export sales)                 50,281          102,194

Canada (export sales)                    83,602           51,673

Other (export sales)                     19,129            6,862
------------------------------------------------------------------
                                     $4,956,137        7,354,679
------------------------------------------------------------------


Accounts receivable (gross):             1999              1998
------------------------------------------------------------------
United States                        $  922,984        1,310,588

Europe                                   20,807           72,707

Asia                                        872           65,304

Australia                                18,223           32,102

Canada                                    6,250               --

Other                                        --            3,220
------------------------------------------------------------------
                                     $  969,136        1,483,921
------------------------------------------------------------------


Note 9: Reportable Segments

The Company's reportable segments are determined by its products and services and include: Tools and Technologies (TNT), End-user Applications (EUA), Professional Services (PS) and Document Conversion (DC) Services. The TNT segment develops core image viewing, image enhancement and forms processing software products that are necessary for developing new software applications or enhancing existing software applications. The Company's TNT products are primarily licensed to developers, system integrators, value added resellers
(VARs) and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that utilizes the product. The EUA segment develops software products that may function independently from any other software package or may be closely associated with other software packages. These products install directly on a user's system or on a server in a client/server environment. The applications are primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers. The PS segment offers a variety of consulting and integration services for business and information management processes. In general, the professional service projects focus on an entity's need for document imaging solutions. The Company charges for projects on a time and materials or fixed fee basis. The DC segment primarily offers services for electronic publishing of documents. These services include indexing -- for large volume searching of on-line information; hyperlinking -- for navigating through complex sets of on-line information; and document markup -- for electronic publishing of documents on CD-Rom and the Internet/intranet. Document conversion also participates in a limited amount of data capture activities -- converting paper documents to electronic forms.

     Direct costs are charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss. Revenue for the PS segment includes a fiscal 1999 fourth quarter adjustment of approximately $105,000 to reflect cost overruns on two fixed fee contracts that represented 44% of fiscal 1999 PS revenue. See Table 9a for the results of operations for each reportable segment for fiscal year ending 1999 and 1998. All revenue and expenses are from unaffiliated sources.

________________
Table 9a

                                                  TOOLS &           END USER      PROFESSIONAL    DOCUMENT
1999                                           TECHNOLOGIES       APPLICATIONS      SERVICES     CONVERSION        TOTALS
-----------------------------------------------------------------------------------------------------------------------------
Revenue to external customers                     2,030,198          1,230,245     1,204,403        491,291      4,956,137
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                        44,016             56,298        66,744         98,475        265,533
-----------------------------------------------------------------------------------------------------------------------------
Restructuring charge                                     --                 --            --         70,895         70,895
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                             569,909           (187,742)     (442,042)      (186,574)      (246,449)
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amorization of capitalized software
     development costs                              191,994            140,750            --             --        332,744

     Write-off of capitalized software
     development costs                               32,253            124,998            --             --        157,251
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net    302,135            179,034            --             --        481,169
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                              216,040            134,586            --             --        350,626
-----------------------------------------------------------------------------------------------------------------------------

                                                 TOOLS &            END USER     PROFESSIONAL     DOCUMENT
1998                                           TECHNOLOGIES       APPLICATIONS     SERVICES      CONVERSION        TOTALS
-----------------------------------------------------------------------------------------------------------------------------
Revenue to external customers                     3,182,430          1,169,049     1,271,668      1,731,532      7,354,679
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                        34,557             86,247        72,960        122,525        316,289
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           1,504,365           (374,106)     (258,380)        87,236        959,115
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amorization of capitalized
     software development costs                     260,566            105,361            --             --        365,927
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net    310,198            310,341            --             --        620,539
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                              200,739            286,282            --             --        487,021
-----------------------------------------------------------------------------------------------------------------------------

     Table 9b is a reconciliation of segment operating (loss) income to the total company fiscal 1999 and 1998 net (loss) income.

_______________
Table 9b
                                    1999          1998
--------------------------------------------------------
Operating income (loss) for
   reportable segments            (246,449)      959,115
Unallocated corporate
   expenses                       (448,475)     (481,378)
Interest income                     25,971        13,160
Interest expense                   (31,793)      (41,756)
Other, net                          17,964        (7,045)
Income tax (expense) benefit        (3,702)       46,887
--------------------------------------------------------
Net (loss) income                $(686,484)      488,983
--------------------------------------------------------

Note 10: Restructuring

In October of fiscal 1999, the Company restructured DC operations to support only customer relationships which primarily relate to electronic publishing activities and for which there are contractual obligations. Many of these customers are using technology that is unique to the Company which thus makes the Company a sole source provider. The Company's longer-term objective is to sell these customer contracts and other assets to a third-party and/or gain better internal efficiencies by more closely integrating document conversion activities as a true support function for the document management and imaging projects that are being contracted through the PS segment. The restructuring charge of $70,895 incurred in fiscal 1999 includes approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. All remaining DC employees were relocated to the Company's headquarters building. At August 31, 1999, there were no outstanding liabilities associated with the restructuring of DC.

_______________
Schedule II

Valuation And Qualifying Accounts

TMS, Inc. (dba TMSSequoia)
                                             BALANCE AT            ADDITIONS CHARGED TO     DEDUCTIONS--           BALANCE AT
                                             BEGINNING                   COSTS &              WRITE-OFF               END
Classification                               OF PERIOD                   EXPENSES            OF ACCOUNTS           OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1999:
     Allowance for doubtful accounts         $ 190,000                     267,131               62,062          $  395,069

Year ended August 31, 1998:
     Allowance for doubtful accounts         $ 100,130                     128,680               38,810          $  190,000
--------------------------------------------------------------------------------------------------------------------------------