Form 10QSB
period 1999-11-30
TMS INC /OK/
filed 2000-01-14
CIK 835412

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              Form 10-QSB



(Mark One)

 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended:                          November 30, 1999

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from   ____________ to  __________


                    Commission File Number 0-18250

                                TMS, Inc.
     (Exact name of small business issuer as specified in its charter)

                Oklahoma                                     91-1098155
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                        206 West Sixth Street
                         Post Office Box 1358
                     Stillwater, Oklahoma 74076
              (Address of principal executive offices)
    Issuer's telephone number, including area code: (405) 377-0880



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                          Outstanding at November 30, 1999
Common stock, par value $.05 per share                    13,597,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
November 30, 1999 and August 31, 1999

                                              November 30,  August 31,
                                              1999           1999*
                                              _____          ______
Cash                                          $990,037       $1,057,710
Trade accounts receivable, net                776,989        574,067
Contract service work in process              380,785        415,985
Other current assets                          295,764        298,018
                                              ____________   __________
   Total current assets                       2,443,575      2,345,780
                                              ____________   __________
Property and equipment                        2,914,219      2,892,954
Accumulated depreciation and amortization     -1,664,152     -1,590,081
                                              ____________   __________
   Net property and equipment                 1,250,067      1,302,873
                                              ____________   __________
Capitalized software development costs, net   456,667        481,169
Other assets                                  286,355        286,990
                                              ____________   __________

Total assets                                  $4,436,664     $4,416,812
                                              ============   ==========

Current obligation under capital leases       62,283         66,250
Current installments of long-term debt        27,698         27,313
Accounts payable                              88,325         103,341
Other current liabilities                     420,937        351,712
                                              ____________   __________
   Total current liabilities                  599,243        548,616

Obligation under capital lease, net of        -              12,149
current installments
Long-term debt, net of current installments   274,305        282,674
                                              ____________   __________
   Total liabilities                          873,548        843,439
                                              ____________   __________
Common stock                                  691,831        691,031
Additional paid-in capital                    11,502,635     11,501,760
Unamortized deferred compensation             -19,297        -20,072
Accumulated deficit                           -8,501,918     -8,488,161
Treasury stock                                -110,135       -111,185
                                              ____________   __________
   Total shareholders' equity                 3,563,116      3,573,373
                                              ____________   __________

Total liabilities and shareholders' equity    $4,436,664     $4,416,812
                                              ============   ==========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.



TMS, Inc.
Condensed Statements of Operations
(unaudited)
Three Months Ended November 30, 1999 and 1998




                                                  1999         1998
                                                 _____        _____
Revenue:
   Licensing and royalties                    $854,333       $712,105
   Software development services              253,842        228,353
   Document conversion services               62,850         186,858
                                              ____________   __________
                                              1,171,025      1,127,316
                                              ____________   __________
Operating costs and expenses:
   Cost of licensing and royalties            192,348        375,090
   Cost of software development services      259,154        207,114
   Cost of document conversion services       32,594         112,426
   Selling, general and expenses              710,321        1,024,770
   administrative
   Restructuring costs                        -              70,895
                                              ____________   __________
                                              1,194,417      1,790,295
                                              ____________   __________
Operating loss                                -23,392        -662,979

Other income (expense), net                   12,884         -4,641
                                              ____________   __________
Loss before income taxes                      -10,508        -667,620

Income tax expense (benefit)                  3,249          -955
                                              ____________   __________
Net loss                                      $-13,757       $-666,665
                                              ============   ==========
Net loss per share:
   Basic                                      $0.00          $-0.05
   Diluted                                    $0.00          $-0.05
                                              ============   ==========
Weighted average shares
   Basic                                      13,584,406     13,467,602
   Diluted                                    13,584,406     13,467,602
                                              ============   ==========
See accompanying notes to condensed
  financial statements.

TMS, Inc.
Condensed Statements of Cash Flows
(unaudited)
Three Months Ended November 30, 1999 and 1998




                                                  1999         1998
                                                 _____        _____
Net cash flows provided by (used in)
   operating activities                       $33,129        $-53,584
                                              ____________   __________

Cash flows from investing activities:
   Purchases of property and equipment        -21,262        -37,419
   Capitalized software development costs     -58,165        -83,454
   Proceeds from sale of equipment            -              17,522
                                              ____________   __________
   Net cash used in investing activities      -79,427        -103,351
                                              ____________   __________
Cash flows from financing activities:
   Repayments of long-term debt               -7,984         -5,781
   Repayments of capital lease obligation     -16,116        -14,684
   Issuance of common stock                   1,675          33,151
   Issuance of treasury stock, at cost        1,050          -
                                              ____________   __________
   Net cash (used in) provided by
       financing activities                    -21,375        12,686
                                              ____________   __________
Net decrease in cash                          -67,673        -144,249

Cash at beginning of period                   1,057,710      491,696
                                              ____________   __________
Cash at end of period                         $990,037       $347,447
                                              ============   ==========

See accompanying notes to condensed
  financial statements.

<PAGE 4>

TMS, Inc.
Notes to Condensed Financial Statements (unaudited)


Unaudited Interim Condensed Financial Statements
________________________________________________

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. (the Company). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission (SEC). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB Annual Report for the fiscal year ended August 31, 1999.

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. Except for a restructuring charge reported in the prior year first quarter ended November 30, 1998 and described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, all adjustments are normal and recurring.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Net Loss Per Share
__________________

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for the current and prior year quarters ending November 30.



                             November 30, 1999                     November 30, 1998
                  ______________________________________________________________________
                                                Per-                              Per-
                      Loss          Shares     Share       Loss       Shares     Share
                  (Numerator)   (Denominator)  Amount  (Numerator) (Denominator) Amount
Basic EPS:
  Net loss        $-13,757     13,584,406        $0.00   $-666,665    13,467,602   $-0.05

Effect of Common
  stock options                -                                     -
                  ______________________________________________________________________
Diluted EPS:
  Net loss        $-13,757     13,584,406        $0.00   $-666,665    13,467,602   $-0.05
                  ======================================================================


Options to purchase approximately 511,000 shares and 331,000 shares of common stock at prices ranging from $.31-$.75 per share were outstanding at November 30, 1999 and 1998 respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 18,000 options to purchase common stock at prices ranging from $.125-$.1875 were excluded from the computation of diluted loss per share during the current year first quarter, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Reportable Segments
___________________

Interim period disclosures in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing, and changing market conditions. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.


Following is selected financial information for each of the Company's reportable segments for the first quarter ended November 30, 1999 and 1998. All revenue and expenses are from non-affiliated sources:

Tools & Technologies ("TNT")
____________________________
                                 1999       1998
                                  _____      _____
______________________________________________________
Revenue from external customers  $479,037    486,218
______________________________________________________
Operating income                 $100,217    170,750
______________________________________________________

Revenue from the TNT product segment is primarily derived from the licensing of the Company's ViewDirector, ScanFix, and FormFix products and related royalties. Fiscal 2000 first quarter revenue for TNT was $479,037 compared to $486,218 for the same period last year, a decrease of $7,181 or 1%. Approximately 29% of the current first quarter revenue resulted from a multiple licensing transaction to a single customer. Revenue from ViewDirector royalty-reporting customers continues to decline. The Company believes that the continued decline has resulted from a reduction in both the population of royalty-reporting customers and the number of units utilized by customers. Additionally, over the past three years the Company has emphasized product development and marketing of application-oriented products (e.g. Scan"n"Store, Prizm). This has impacted the
competitive features of the ViewDirector product.    The decline in revenue from
royalty reporting customers was somewhat offset by an increase in revenue from multiple licensing transactions for all TNT products whereby customers prepay for non-refundable software units in order to achieve volume pricing discounts and/or eliminate periodic royalty reporting requirements. Approximately 48% of current year TNT first quarter revenue was derived from multiple licensing transactions compared to 20% for the same quarter last year. Currently, the TNT segment is dependent on the ability to secure significant multiple licensing
transactions for profitability.    Operating income margins for TNT were 21% and
35% for the quarters ended November 30, 1999 and 1998, respectively.   The
decline in operating income resulted from a 46% increase in selling, marketing, and general and administrative expense. The increase in expense resulted from higher sales commissions associated with the increase in direct sales of multiple licensing transactions referred to above. Additionally, the Company increased advertising for image enhancement products and hired a vice-president for marketing early in the first quarter. Prior year first quarter results also included a $25,000 credit to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account.

End-user Applications ("EUA")
_____________________________
                                  1999           1998
                                   _____         _____
______________________________________________________________
Revenue from external customers   $375,296       225,887
______________________________________________________________
Operating income (loss)           $127,761       -358,319
______________________________________________________________

Fiscal 2000 first quarter revenue for end-user applications (EUA) was $375,296 compared to $225,887 for the same period last year, an increase of $149,409 or 66%. All of the revenue growth resulted from increased sales of the Prizm product. Approximately 48% of the current fiscal year revenue was attributable to multiple licensing transactions to four separate customers, each accounting for at least 10% of the total EUA revenue. No one customer accounted for greater than 10% of the EUA segment's revenue during the first quarter of last year. Operating income (loss) margins for EUA were 34% and -159% for the fiscal quarters ended November 30, 1999 and 1998, respectively. The improved margin primarily resulted from the prior year first quarter non-recurring charge of approximately $111,000 to write-down the remaining unamortized software development costs for Scan `n' Store (SNS), and the $179,000, or 54%, reduction in selling, marketing, general and administrative expenses in the current first quarter. The elimination of SNS had the most significant impact on the decrease in expenses because of an overall reduction in personnel, a decrease in marketing activities and a reduction in both direct and allocated overhead costs. The Company decided to eliminate SNS as a separate product for sale because financial returns from the product were not expected to be enough to warrant the Company allocating additional promotion, development, and technical support resources necessary to enhance its market viability.

Professional Services ("PS")
____________________________
                                  1999           1998
                                  _____          _____
______________________________________________________________
Revenue from external customers   $253,842       228,353
______________________________________________________________
Operating loss                    $-135,045      -143,440
______________________________________________________________

PS revenue was $253,842 and $228,353 at November 30, 1999 and 1998, respectively, an increase of $25,489, or 11%. Approximately 80% of the current first quarter revenue came from three customer contracts and approximately 56% of the prior year first quarter revenue came from one customer contract. Operating loss margins for PS were -53% and -63% for the three months ended November 30, 1999 and 1998, respectively. As reported in the Company's 10-KSB for the year ended August 31, 1999, management expected that fiscal 2000 first quarter operating margins would be negatively impacted by continued cost overruns on two fixed fee projects. Management expects that cost overruns on those projects will continue to negatively impact operating results into the second quarter of the current fiscal year. The Company is currently in the process of redefining the business model for PS and expects to realize benefit from this transition during the second half of the current fiscal year.

Document Conversion ("DC")
__________________________
                                  1999       1998
                                  _____     _____
___________________________________________________
Revenue from external customers   $62,850   186,858
___________________________________________________
Restructuring costs               -         70,895
___________________________________________________
Operating loss                    $-4,943   -169,233
___________________________________________________

Revenue for DC was $62,850 and $186,858 for the quarters ended November 30, 1999 and 1998, respectively, a decrease of $124,008, or 66%. Approximately 39% of total DC revenue for the first quarter of the current year came from one customer and approximately 57% of prior year first quarter revenue came from
another customer.   The significant reduction in document conversion revenue was expected and the results from the Company's decision to restructure DC operations during the prior year first quarter. Operating loss margins were -8% and -91% for the quarters ended November 30, 1999 and 1998, respectively. The reduction in the loss margin over the prior year primarily resulted from non-recurring transitional costs associated with restructuring, a $25,000 inter-segment bad debt charge from TNT for an uncollectible account, and an increase in the proportion of services performed under higher margin electronic publishing contracts.

Total Company Operating Results
_______________________________

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to the Company's total net loss for the quarters ended November 30, 1999 and 1998.

                                1999         1998
                                _____        _____
Total company revenue           $1,171,025   1,127,316
                                __________   __________
Operating income (loss) for
     reportable segments        87,990       -500,242
Unallocated corporate expenses  (111,382)    (162,737)
Interest income                 11,595       3,204
Interest expense                (5,011)      (8,644)
Other, net                      6,300        799
Income tax (expense) benefit    (3,249)      955
                                __________   __________
     Net loss                   $-13,757     -666,665
                                ==========   ==========
Loss per share:
     Basic                      $0.00        -0.05
     Diluted                    $0.00        -0.05
                                ==========   ==========

Total revenue for the first quarter of fiscal 2000 was $1,171,025 compared to $1,127,316 for the same quarter of fiscal 1999, an increase of $43,709 or 4%. Licensing and royalty revenue of $854,000 increased 20% over the same quarter last year. Revenue from the Company's Prizm product for the Internet/intranet increased 66%, representing substantially all of the growth in licensing and royalties revenue. The Company's 20% growth in licensing and royalties revenue was partially offset by an expected decrease in document conversion services revenue. The Company restructured document conversion service operations during
the first quarter last year.   Total Company net loss was $13,757, or $.00 per
share (basic and diluted) and $666,665 or $.05 loss per share (basic and diluted) for the quarters ended November 30, 1999 and 1998, respectively. The 20% growth in licensing and royalties revenue coupled with significant costs incurred last year to restructure document conversion service operations and discontinue development and marketing efforts for Scan 'n Store are primary
factors contributing to the significant reduction in the net loss.   The
performance of the PS segment contributed to the Company's inability to post a profit during the quarter because of the continuation of significant cost overruns on certain custom software development contracts. Deferred income tax benefits of approximately $4,000 and $254,000 for the periods ended November 30, 1999 and 1998, respectively, were offset by corresponding increases to the valuation allowance for deferred tax assets. Income tax expense (benefit) reported for each of the two periods resulted from differences in prior year estimates used for financial reporting compared to actual state tax returns.

Impact of Year 2000 Issue

The Company formed an oversight committee in fiscal year 1998 to determine year 2000 (Y2K) readiness of all internal computer systems, applications and business processes. The Y2K committee took three primary steps to validate systems readiness: (1) obtained a vendor readiness statement, (2) internal testing of all critical systems, and (3) third-party validation of its software.
Subsequent to January 1, 2000 the Company has not experienced any significant issues associated with any internal computer systems, applications, business processes or third-party software. Additionally, the Company has not experienced significant issues with its own products for sale. The Company did not incur any material incremental costs associated with performing Y2K readiness activities as existing employees were utilized for the process. The Company does not expect to incur additional significant costs associated with Y2K.

FINANCIAL CONDITION

Working capital at November 30, 1999 was $1,844,332 with a current ratio of 4.1:1 compared to $1,797,164 with a current ratio of 4.3:1, at August 31, 1999. Net cash provided by operations for the three months ended November 30, 1999 was $33,129 compared to net cash used in operations of $53,584 for the same period last year. The improvement in the fiscal year 2000 first quarter operating cash flow is primarily due to the significant reduction in net operating loss over the same period last year and was also impacted by the timing of customer collections. Net cash used in investing activities for the first three months of fiscal 2000 was $79,427 compared to $103,351 for the same period in fiscal 1999. The decrease in investing activities primarily relates to fewer company equipment purchases and capitalized software costs compared to the prior year first quarter.

During the quarter ended November 30, 1999 and 1998, respectively, the Company did not borrow against its line of credit. Currently, a maximum of $800,000 remains available under the operating line of credit.




PART II - OTHER INFORMATION

Item 5.  Other Information

Effective January 12, 2000, Mr. Dana Allen resigned as Chairman and member of the Company's board of directors. Subsequent to Mr. Allen's resignation, current board member Russell W. Teubner was elected Chairman.

Item 6.  Exhibits and Reports on Form 8-K


Exhibits
________

Exhibit No.     Name of Exhibit
       27       Financial Data Schedule as of and for the three-month period ending November 30, 1999




Reports on Form 8-K
___________________

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: ____________________  /s/ Deborah D. Mosier
                            Deborah D. Mosier, President


Date: ____________________  /s/ Anita Kunneman
                            Anita Kunneman, Principal Accounting Officer