Form 10QSB
period 2000-02-29
TMS INC /OK/
filed 2000-04-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 29, 2000

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
Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at February 29, 2000
Common stock, par value $.05 per share            13,234,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
February 29, 2000 and August 31, 1999

                                               February 29, August 31,
                                                  2000         1999*
                                                 ----         -----

Cash                                           $996,885       $1,057,710
Trade accounts receivable, net                 530,985        574,067
Contract service work in process               447,152        415,985
Other current assets                           132,617        298,018
                                               -----------    -----------
   Total current assets                        2,107,639      2,345,780
                                               -----------    -----------
Property and equipment                         2,771,540      2,892,954
Accumulated depreciation and amortization      (1,584,333)    (1,590,081)
                                               ------------   -----------
   Net property and equipment                  1,187,207      1,302,873
                                               -----------    -----------
Capitalized software development costs, net    395,679        481,169
Other assets                                   458,341        286,990
                                               -----------    -----------

Total assets                                   $4,148,866     $4,416,812
                                               ===========    ===========

Current obligation under capital leases        $45,801        $66,250
Current installments of long-term debt         28,133         27,313
Accounts payable                               74,758         103,341
Other current liabilities                      420,940        351,712
                                               -----------    -----------
   Total current liabilities                   569,632        548,616

Obligation under capital leases, net of        -              12,149
current installments
Long-term debt, net of current installments    267,071        282,674
                                               -----------    -----------
   Total liabilities                           836,703        843,439
                                               -----------    -----------
Common stock                                   674,331        691,031
Additional paid-in capital                     11,432,842     11,501,760
Unamortized deferred compensation              (18,522)       (20,072)
Accumulated deficit                            (8,663,563)    (8,488,161)
Treasury stock                                 (112,925)      (111,185)
                                               -----------    -----------
   Total shareholders' equity                  3,312,163      3,573,373
                                               -----------    -----------

Total liabilities and shareholders' equity     $4,148,866     $4,416,812
                                               ============  ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations
(unaudited)
Three and Six Months Ended February
29, 2000 and February 28, 1999

                                                 Three Months Ended            Six Months Ended
                                           February 29,   February 28,   February 29,   February 28,
                                                2000         1999            2000          1999
                                                -----        -----           -----         -----
Revenue:
 Licensing and royalties                    $513,069        $894,532       $1,367,402     $1,609,462
 Software development services              72,049          382,189        325,891        607,717
 Document conversion services               65,814          128,348        128,664        315,207
                                            -----------     -----------    ------------   -------------
                                           650,932         1,405,069      1,821,957      2,532,386
                                           -----------     -----------    ------------   -------------
Operating costs and expenses:
 Cost of licensing and royalties            251,633         202,685        443,981        577,775
 Cost of software development services      148,551         274,128        407,705        478,669
 Cost of document conversion services       31,588          58,655         64,182         173,654
 Selling, general and administrative        376,843         777,263        1,087,164      1,802,033
 Restructuring charge                       -               -              -              70,895
                                            -----------     -----------    ------------   -------------
                                           808,615         1,312,731      2,003,032      3,103,026
                                           -----------     -----------    ------------   -------------
Operating (loss) income                    (157,683)       92,338         (181,075)      (570,640)

Other income (expense), net                271             791            13,155         (3,851)
                                           -----------     -----------    ------------   -------------
Income (loss) before income taxes          (157,412)       93,129         (167,920)      (574,491)

Income tax expense (benefit)               4,233           -              7,482          (955)
                                           -----------     -----------    ------------   -------------
Net (loss) income                          $(161,645)      $93,129        $(175,402)     $(573,536)
                                           ===========     ===========    ============   =============

Basic earnings per share                   $  (0.01)       $ 0.01         $  (0.01)       $  (0.04)
                                           ===========     ===========    ============   =============
Weighted average common shares             13,369,736      13,589,679     13,477,071     13,528,640
                                           ===========     ===========    ============   =============
Diluted earnings per share                 $  (0.01)       $ 0.01         $  (0.01)      $  (0.04)
                                           ===========     ============   ============   =============
Weighted average common and common
equivalent shares                          13,369,736     13,749,472     13,477,071    13,528,640
                                           ===========     ===========    ============   =============
See accompanying notes to condensed
  financial statements.





TMS, Inc.
Condensed Statements of Cash Flows
(unaudited)
Six Months Ended February 29, 2000 and
February 28, 1999




                                              2000              1999
                                              -----             -----
Net cash flows provided by
  operating activities                        $251,695           $657,580
                                              -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment         (43,510)           (44,033)
  Capitalized software development costs      (133,304)          (122,950)
  Proceeds from sale of equipment             1,015              30,733
                                              -----------        -----------
  Net cash used in investing activities       (175,799)          (136,250)
                                              -----------        -----------
Cash flows from financing activities:
  Repayments of long-term debt                (14,783)           (11,710)
  Repayments of capital lease obligation      (32,598)           (29,700)
  Issuance of common stock                    2,000              35,601
  Purchase of treasury stock, at cost         (91,340)           -
                                              -----------        -----------
  Net cash used in financing activities       (136,721)          (5,809)
                                              -----------        -----------
Net (decrease) increase in cash               (60,825)           515,521

Cash at beginning of period                   1,057,710          491,696
                                              -----------        -----------
Cash at end of period                         $996,885           $1,007,217
                                              ============      ===========

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


Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                          Three Months Ended February 29, 2000  Three Months Ended February 28, 1999
                          -----------------------------------   ------------------------------------
                             Loss          Shares    Per-Share     Income       Shares     Per-Share
                          (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)   Amount
                          -----------  ------------- ---------  -----------   ------------   ---------
Basic EPS:
  Net (Loss) Income      $(161,645)     13,369,736      $(0.01)    $93,129       13,589,679     $0.01

Effect of Common
  Stock options          -              -                                       159,793
                          -----------  ------------- ---------  ----------    ------------   ---------
Diluted EPS:
  Net (Loss) Income      $(161,645)     13,369,736      $(0.01)    $93,129       13,749,472     $0.01
                         ===========    =============   =========  ===========   =============  =========

                           Six Months Ended February 29, 2000    Six Months Ended February 28, 1999
                         -------------------------------------  ------------------------------------
                                                                                  -
                             Loss          Shares    Per-Share      Loss        Shares     Per-Share
                          (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)   Amount
                          -----------  ------------- ---------  -----------  ------------- ---------
Basic EPS:
  Net Loss               $(175,402)     13,477,071      $(0.01)    $(573,536)    13,528,640     $(0.04)

Effect of Common
  Stock options          -              -                          -             -
                          -----------  ------------- ---------  -----------  -------------  ---------
Diluted EPS:
  Net Loss               $(175,402)     13,477,071      $(0.01)    $(573,536)    13,528,640     $(0.04)
                         ===========    =============   =========  ===========   =============  =========


Options to purchase approximately 240,000 shares and 534,000 shares of common stock at prices ranging from $.375-$.75 per share were outstanding at February
29, 2000 and February 28, 1999, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 128,000 options to purchase common stock at prices ranging from $.125-$.313 were excluded from the computation of diluted loss per share for the three and six months ended February 29, 2000, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Reportable Segments
--------------------
Interim period disclosures in accordance with Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" (SFAS No. 131) are included in "Management's Discussion and
Analysis of Financial Condition and Results of Operations" below.  Previously reported segments "Tools & Technologies" and "End-User Applications" are
combined into a single segment, "Core Component Technologies", for this
Quarterly Report due to a change in the organizational structure and internal reporting system of the Company.  All corresponding segment information for earlier interim periods has been restated.

Shareholders' Equity
--------------------
The Company repurchased and subsequently retired 350,000 shares of common stock in the second quarter of fiscal year 2000 at a cost of $87,500 in an effort to reduce the number of outstanding shares.  Another 16,000 shares were also repurchased at a cost of $3,840 and are held in treasury to support the new employee stock purchase plan.  These purchases are in addition to the 100,000 shares repurchased in the fourth quarter of fiscal 1999 as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors.


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


Following is selected financial information for each of the Company's reportable segments for the three month and six month periods ended February 29, 2000 and February 28, 1999. All revenue and expenses are from non-affiliated sources:

Core Component Technologies ("CCT")
-----------------------------------



                                    Three Months Ended         Six Months Ended
                                February 29,   February 28,  February 29,  February 28,
                                    2000            1999          2000          1999
                                    ----            ----          ----          ----
Revenue from external customers $513,069       $894,532      $1,367,402    $1,609,462
                                ------------   -----------   -----------   -----------
Operating income                160,332        253,090       388,311       68,347
                                ------------   -----------   -----------   -----------



Revenue from the CCT segment is primarily derived from the licensing of the Company's ViewDirector, Prizm Plug-in, ScanFix, and FormFix products and related royalties. Fiscal 2000 second quarter revenue for the CCT segment was $513,069 compared to $894,532 for the same period last year, a decrease of $381,463, or 43%. CCT revenue for the six months ending February 29, 2000 was $1,367,402 compared to $1,609,462 for the same six month period last year, a decrease of $242,060 or 15%. Image viewing products (e.g. ViewDirector and Prizm Plug-in) accounted for 66% and 44% of the total decline in CCT revenue for the three and six month periods ended February 29, 2000, respectively. The decline in image viewing products revenue during the current second quarter results from both the continued decline of royalty-reporting revenue from ViewDirector customers and a downturn in spending by corporate information technology departments who were concentrating on Year 2000 ("Y2K") issues. The overall decline in image viewing product revenue for the current six month period compared to the same period last year consists of a 34% decrease in ViewDirector revenue offset by an 11% increase in Prizm Plug-in revenue. The Company has focused the majority of its product development and marketing efforts over the past three years on products that are not resulting in adequate financial return to the Company (see a discussion of Scan `n' Store ("SNS") and SpectrumFix Version 1.0 ("SPFX") below). This has impacted the Company's ability to potentially benefit from updated product releases of not only the ViewDirector product, but also the image enhancement and forms processing products (e.g. ScanFix and FormFix, respectively). Image enhancement products accounted for approximately 16% and 30% of the total decline in CCT revenue for the three and six month periods ended February 29, 2000, respectively. Forms processing products accounted for approximately 11% of the total decline in CCT revenue for the three month period ended February 29, 2000 and partially offset the revenue declines from other sources for the six month period ended February 29, 2000 by increasing approximately 5% as compared to the same period in the prior year. Management is reallocating resources from the professional services segment as the projects are completed in order to further develop the image viewing, image enhancement and forms processing products in an effort to make them competitive in the current marketplace.

Approximately 12% and 10% of the CCT segment's revenue came from a single customer during the three and six month periods ended February 29, 2000, respectively. No single customer accounted for greater than 10% of the CCT segment's revenue during the three and six month periods ended February 28, 1999. Approximately 41% and 57% of the CCT revenue for the three and six month periods ended February 29, 2000, respectively, was derived from sales of multiple licenses to individual customers compared to 44% and 42% for the same time periods last year. Currently, the CCT segment is dependent on the ability to secure significant sales of multiple licenses to individual customers for profitability.


Operating income margins for CCT were 31% and 28% for the three months ending
February 29, 2000 and February 28, 1999, respectively, and 28% and 4% for the six months ending February 29, 2000 and February 28, 1999, respectively. The increase in the operating margin in the current second quarter compared to the prior year second quarter is due to the current second quarter recovery of a previously recorded bad debt of approximately $258,000, resulting in a decrease in general and administrative expense. This account was fully reserved at August 31, 1999. Partially offsetting this increase to the current second quarter operating margin was the write-down of approximately $73,000 of the remaining unamortized capitalized software development costs for SPFX in February 2000. The Company decided to charge-off the SPFX costs because version
1.0 of the product was not adequate for the emerging color market for document imaging. The Company has subsequently devoted software development resources to new technology that is expected to support the color market in document imaging.
Selling, marketing and general and administrative expenses have declined primarily from an overall reduction in personnel, a decrease in marketing activities and a reduction in both direct and allocated overhead costs in the three and six month periods ended February 29, 2000 compared to the same time periods last year. Operating income margins for the six months ended February
29, 2000 were higher than the same period last year primarily because of the aforementioned decline in selling, marketing, and general and administrative expense. In addition, a charge of approximately $111,000 (compared to the $73,000 current second quarter charge) was recorded in the first quarter of last year to write-down the remaining unamortized software development costs for SNS.
The Company decided to eliminate SNS as a separate product for sale because the financial returns were not expected to be enough to warrant the Company allocating additional promotional, development, and technical support resources that would be necessary to enhance its market viability. Prior year results for the six months ended February 28, 1999 also included a $25,000 credit in the first quarter to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account.


Professional Services ("PS")
-----------------------------



                                    Three Months Ended            Six Months Ended
                                February 29,  February 28,  February 29,   February 28,
                                     2000           1999           2000          1999
                                     ----           ----           ----          ----
Revenue from external customers $72,049       $382,189      $325,891       $607,717
                                -----------   -----------   -----------    -----------
Operating loss                  (145,809)     (55,829)      (251,791)      (199,522)
                                -----------   -----------   -----------    -----------


Fiscal 2000 second quarter revenue for PS was $72,049 compared to $382,189 for the same period last year, a decrease of $310,140 or 81%. PS revenue for the six months ending February 29, 2000 was $325,891 compared to $607,717 for the same six month period last year, a decrease of $281,826, or 46%. The revenue decline was anticipated due to the Company's decision to transition out of the existing professional service business model. For the three and six month periods ending
February 28, 1999, three customer contracts accounted for approximately 85% and 82% of total revenue, respectively. Approximately 95% of the current second quarter revenue came from four customer contracts and 78% of the six month revenue for the period ending February 29, 2000 came from three customer contracts. Operating losses for PS were 202% and 15% of revenue for the three months ending February 29, 2000 and February 28, 1999, respectively, and 77% and
33% for the six months ending February 29, 2000 and February 28, 1999, respectively. As reported in the Company's 10-KSB for the year ended August 31, 1999, management expected that fiscal 2000 first and second quarter operating margins would be negatively impacted by continued cost overruns on two fixed fee projects. These projects are expected to be substantially complete within fiscal 2000. The projects are in a loss situation, therefore the estimated costs to complete the contracts have been recorded at February 29, 2000. Approximately
$17,000 was expensed in the current second quarter to accrue for projected losses on these contracts. Upon completion of these projects, the Company will allocate the remaining PS resources to other segments for product development.
PS will also provide maintenance for one of the aforementioned projects for a period of one year after its completion.

Document Conversion ("DC")
---------------------------



                                       Three Months Ended            Six Months Ended
                                 February 29,   February 28,   February 29,  February 28,
                                     2000            1999           2000               1999
                                     ----            ----           ----               ----
Revenue from external customers  $65,814        $128,348       $128,664      $315,207
                                 ------------   -----------    -----------   -----------
Operating (loss) income          (2,546)        2,421          (7,490)       (169,385)
                                 ------------   -----------    -----------   -----------


Fiscal 2000 second quarter revenue for DC was $65,814 compared to $128,348 for the same period last year, a decrease of $62,534 or 49%. DC revenue for the six months ending February 29, 2000 was $128,664 compared to $315,207 for the same six month period last year, a decrease of $186,543, or 59%. All of the DC revenue for the current second quarter came from five customers and approximately 73% of prior year second quarter revenue came from three customers. Approximately 92% of the revenue came from four customers for the six months ended February 29, 2000, and 73% of the six month revenue for the period ending February 28, 1999 came from three customers. The significant reduction in document conversion revenue was expected and results from the Company's decision to restructure DC operations during the prior year first quarter. Operating (loss) income margins were -4% and 2% for the quarters ended
February 29, 2000 and February 28, 1999, respectively, and -6% and -54% for the six months ending February 29, 2000 and February 28, 1999, respectively. The reduction in the current six month loss margin from the prior year primarily resulted from the prior year transitional costs associated with restructuring, a $25,000 inter-segment bad debt charge from CCT in the prior year for an uncollectible account, and an increase in the proportion of services performed under higher margin electronic publishing contracts.


Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to the Company's total net income
(loss) for the three and six month periods ending February 29, 2000 and February
28, 1999.


                                        Three Months Ended         Six Months Ended
                                   February 29,  February 28,   February 29,   February 28,
                                      2000           1999            2000            1999
                                      ----           ----            ----            ----
Total company revenue              $650,932      $1,405,069     $1,821,957     $2,532,386
                                   -----------   -----------    -----------    ------------
Operating income (loss) for
  Reportable segments              11,977        199,682        129,030        (300,560)
Unallocated corporate expenses     (101,030)     (107,344)      (212,412)      (270,080)
Research & development expense     (68,630)      0              (97,693)       0
Interest income                    11,702        6,177          23,297         9,381
Interest expense                   (5,827)       (8,164)        (10,838)       (16,808)
Other, net                         (5,604)       2,778          696            3,576
Income tax (expense) benefit       (4,233)       0              (7,482)        955
                                   ------------  ------------   ------------   ------------
  Net (loss) income                $(161,645)    $93,129        $(175,402)     $(573,536)
                                   ===========   ===========    ===========    ============
(Loss) income per share:
  Basic                            (.01)         .01            (.01)          (.04)
  Diluted                          (.01)         .01            (.01)          (.04)
                                   ===========   ===========    ===========    ============


Total revenue for the second quarter of fiscal 2000 was $650,932 compared to $1,405,069 for the same quarter of fiscal 1999, a decrease of $754,137, or 54%.
Licensing and royalty revenue of $513,000 decreased 43% over the same quarter last year. Revenue from the Company's Prizm product for the internet/intranet decreased 35% and revenue from toolkits and utilities (e.g. ViewDirector, ScanFix and FormFix) decreased 48%, representing the decrease in licensing and royalty revenue. In addition, PS revenue decreased 81% due to the Company's plan to only complete the current projects in process and then reallocate resources from PS to other segments for product development. The Company is currently engaged in research and development activities to extend portions of its core component technologies into a more complete product solution for scoring educational assessments. As listed in the above reconciliation table, research and development expenses of approximately $68,000 and $97,000 for the three and six month periods ended February 29, 2000, respectively, were incurred for creation of a software product prototype that is expected to be delivered and validated through testing by a prospective customer in the third quarter of fiscal 2000. Document conversion revenue decreased as expected based on the restructuring of the document conversion service operations in the first quarter last year. Total Company net loss for the second quarter of fiscal 2000 was $161,645 or $0.01 per share (basic and diluted), compared to net income of $93,129, or $0.01 per share (basic and diluted), for the second quarter of fiscal 1999. The decrease in revenue combined with the write-off of SPFX and the Company's investment in research and development for the educational assessment prototype primarily contributed to this decline in profitability. A deferred income tax benefit of approximately $60,000 for the current second quarter was offset by a corresponding increase to the valuation allowance for deferred tax assets. Deferred income tax expense of approximately $35,000 for the second quarter of fiscal 1999 was offset by a corresponding decrease of the valuation allowance for deferred tax assets. Income tax expense recorded for the three month period ended February 29, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.


Total revenue for the first six months of fiscal 2000 was $1,821,957 compared to $2,532,386 for the same period in fiscal 1999, a decrease of $710,429 or 28%.
The majority of this decrease occurred in the current second quarter, as explained above. Net loss for the first six months of fiscal 2000 was $175,402 or $0.01 per share (basic and diluted), compared to net loss of $573,536, or $0.04 per share (basic and diluted), for the same period in fiscal 1999. This reduction in the six month net loss is primarily due to the significant costs incurred last year to restructure document conversion service operations and the discontinuance of development and marketing efforts for Scan `n' Store. In addition, the current quarter recovery of a bad debt reduced general and administrative expense, thereby reducing the current fiscal year net loss. The performance of the PS segment contributed to the Company's inability to post a profit for the current fiscal year because of the continuation of significant cost overruns on certain custom software development contracts. In addition, the $73,000 write-off of SPFX contributed to the net loss recorded for the six month period ended February 29, 2000. Deferred income tax benefits of approximately $64,000 and $218,000 for the six month periods ended February 29, 2000 and February 28, 1999, respectively, were offset by corresponding increases to the valuation allowance for deferred tax assets. Income tax expense
(benefit) reported for each of the two periods resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company has recognized a net deferred tax asset of $484,500 as of February 29, 2000. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize.
In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if the Company cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at February 29, 2000 was $1,538,007 with a current ratio of 3.7:1 compared to $1,797,164 with a current ratio of 4.3:1, at August 31, 1999.
Net cash provided by operations for the six months ended February 29, 2000 was $251,695 compared to $657,580 for the same period last year. Despite the significant reduction in the net operating loss for the current six month period over the same period last year, the operating cash flows decreased due to timing of cash collections in the prior year for several significant service contracts.
Net cash used in investing activities for the six months ending February 29, 2000 was $175,799 compared to $136,250 for the same period in fiscal 1999. The increase in investing cash flows primarily relates to significantly lower proceeds from the sale of equipment and more software development costs capitalized during the current six month period compared to the same period in the prior year. Net cash used in financing activities for the six months ending
February 29, 2000 was $136,721 compared to $5,809 for the same period in fiscal
1999. This increase is due to the repurchase and subsequent retirement of 350,000 shares of common stock in the second quarter of fiscal year 2000. An additional 16,000 shares were also repurchased and are held in treasury to support the new employee stock purchase plan. These purchases are in addition to the 100,000 shares repurchased in the fourth quarter of fiscal 1999 as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors.


During the six months ended February 29, 2000 and 1999 the Company did not borrow against its line of credit. Currently, a maximum of $800,000 remains available under the operating line of credit.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The Company held its annual meeting of shareholders on January 21, 2000.

b) The following matters were voted upon at the annual meeting:
     1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                              Affirmative            Votes Withheld
Dana R. Allen                                        *
Doyle E. Cherry               11,189,258             476,740
James R. Rau, M.D.            11,189,298             476,700
Russell W. Teubner            9,377,296              2,288,702
Marshall C. Wicker            11,189,258             476,740

* Dana Allen was listed as a nominee to the Board of Directors of the Company in the annual Proxy Statement but resigned before the annual shareholder meeting was held. Therefore, any votes were nullified.

       2) The shareholders ratified the adoption of the TMS, Inc. Employee
          Stock Purchase Plan. Affirmative votes were 6,945,792; negative votes were 1,312,741; and abstentions were 7,360.

       3) The shareholders ratified the appointment of KPMG LLP as independent public accountants for fiscal year 2000. Affirmative votes were 11,586,112; negative votes were 58,286; and abstentions were 21,600.

Item 5.  Other Information

Effective January 19, 2000, Russell W. Teubner was appointed as Chairman of the
Board of Directors of the Company. Mr. Teubner, appointed to the board in April
1999, was elected as chairman following the resignation of Dana Allen in January, 2000.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit No. Name of Exhibit

      27 Financial Data Schedule as of and for the six-month period ending February 29, 2000.



Reports on Form 8-K

None



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date: ____________________       /s/ Deborah D. Mosier
                                 ---------------------
                                 Deborah D. Mosier, President

Date: ____________________       /s/ Kent E. Warkentin
                                 ---------------------
                                 Kent E. Warkentin, Controller



