Form 10QSB
period 2000-05-31
TMS INC /OK/
filed 2000-07-18
CIK 835412

25

              U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      May 31, 2000

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
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at May 31, 2000
Common stock, par value $.05 per share            13,264,368

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
May 31, 2000 and August 31, 1999

                                                 May 31,      August 31,
                                                  2000         1999*
                                                 ----         -----

Cash                                           $1,381,373     $1,057,710
Trade accounts receivable, net                 498,605        574,067
Contract service work in process               112,392        415,985
Other current assets                           110,042        298,018
                                               -----------    -----------
   Total current assets                        2,102,412      2,345,780
                                               -----------    -----------
Property and equipment                         2,782,144      2,892,954
Accumulated depreciation and amortization      (1,650,210)    (1,590,081)
                                               ------------   -----------
   Net property and equipment                  1,131,934      1,302,873
                                               -----------    -----------
Capitalized software development costs, net    402,233        481,169
Other assets                                   457,709        286,990
                                               -----------    -----------

Total assets                                   $4,094,288     $4,416,812
                                               ===========    ===========

Current obligation under capital leases        $28,942        $66,250
Current installments of long-term debt         28,535         27,313
Accounts payable                               49,684         103,341
Deferred revenue                               426,652        115,642
Other current liabilities                      240,253        236,070
                                               -----------    -----------
   Total current liabilities                   774,066        548,616

Obligation under capital leases, net of        -              12,149
current installments
Long-term debt, net of current installments    259,816        282,674
                                               -----------    -----------
   Total liabilities                           1,033,882      843,439
                                               -----------    -----------
Common stock                                   674,383        691,031
Additional paid-in capital                     11,433,678     11,501,760
Unamortized deferred compensation              (17,747)       (20,072)
Accumulated deficit                            (8,927,018)    (8,488,161)
Treasury stock                                 (102,890)      (111,185)
                                               -----------    -----------
   Total shareholders' equity                  3,060,406      3,573,373
                                               -----------    -----------

Total liabilities and shareholders' equity     $4,094,288     $4,416,812
                                               ============  ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations
(unaudited)
Three and Nine Months Ended May 31,
2000 and 1999

                                                 Three Months Ended            Nine Months Ended
                                                May 31,     May 31,         May 31,       May 31,
                                                2000         1999            2000          1999
                                                -----        -----           -----         -----
Revenue:
 Licensing and royalties                    $613,510        $839,360       $1,980,912     $2,448,821
 Software development services              24,395          397,352        350,286        1,005,069
 Document conversion services               59,735          123,345        188,399        438,552
                                            -----------     -----------    ------------   -------------
                                           697,640         1,360,057      2,519,597      3,892,442
                                           -----------     -----------    ------------   -------------
Operating costs and expenses:
 Cost of licensing and royalties            142,125         139,796        482,276        565,476
 Cost of software development services      63,598          275,429        444,236        754,208
 Cost of document conversion services       34,003          59,081         98,185         233,014
 Selling, general and administrative        582,147         838,312        1,646,896      2,608,896
 Research and development                   151,478         12,831         304,790        195,986
 Restructuring charge                       -               -              -              70,895
                                            -----------     -----------    ------------   -------------
                                           973,351         1,325,449      2,976,383      4,428,475
                                           -----------     -----------    ------------   -------------
Operating (loss) income                    (275,711)       34,608         (456,786)      (536,033)

Other income, net                          16,061          5,339          29,214         1,489
                                           -----------     -----------    ------------   -------------
(Loss) income before income taxes          (259,650)       39,947         (427,572)      (534,544)

Income tax expense (benefit)               3,805           (1,988)        11,285         (2,943)
                                           -----------     -----------    ------------   -------------
Net (loss) income                          $(263,455)      $41,935        $(438,857)     $(531,601)
                                           ===========     ===========    ============   =============

Basic earnings(loss) per share             $  (0.02)       $ 0.00         $  (0.03)       $  (0.04)
                                           ===========     ===========    ============   =============
Weighted average common shares             13,244,659      13,602,513     13,399,600     13,553,265
                                           ===========     ===========    ============   =============
Diluted earnings(loss) per share           $  (0.02)       $ 0.00         $  (0.03)      $  (0.04)
                                           ===========     ============   ============   =============
Weighted average common shares and
potentially dilutive securities            13,244,659     13,743,356     13,399,600    13,553,265
                                           ===========     ===========    ============   =============
See accompanying notes to condensed
 .financial statements.





TMS, Inc.
Condensed Statements of Cash Flows
(unaudited)
Nine Months Ended May 31, 2000 and 1999




                                              2000              1999
                                              -----             -----
Net cash flows provided by
  operating activities                        $761,164           $520,827
                                              -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment         (33,803)           (53,751)
  Capitalized software development costs      (244,332)          (245,524)
  Proceeds from sale of equipment             1,015              34,546
                                              -----------        -----------
  Net cash used in investing activities       (277,120)          (264,729)
                                              -----------        -----------
Cash flows from financing activities:
  Repayments of long-term debt                (21,636)           (17,557)
  Repayments of capital lease obligation      (49,457)           (45,075)
  Issuance of common stock                    2,052              36,708
  Purchase of treasury stock, at cost         (91,340)           -
                                              -----------        -----------
  Net cash used in financing activities       (160,381)          (25,924)
                                              -----------        -----------
Net increase in cash                          323,663            230,174

Cash at beginning of period                   1,057,710          491,696
                                              -----------        -----------
Cash at end of period                         $1,381,373         $721,870
                                              ============      ===========

See accompanying notes to condensed
 . financial statements.


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


Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                            Three Months Ended May 31, 2000        Three Months Ended May 31, 1999
                          -----------------------------------   ------------------------------------
                             Loss          Shares    Per-Share     Income       Shares     Per-Share
                          (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)   Amount
                          -----------  ------------- ---------  -----------   ------------   ---------
Basic EPS:
  Net (Loss) Income      $(263,455)     13,244,659      $(0.02)    $41,935       13,602,513     $0.00

Effect of Common
  Stock options          -              -                                       140,843
                          -----------  ------------- ---------  ----------    ------------   ---------
Diluted EPS:
  Net (Loss) Income      $(263,455)     13,244,659      $(0.02)    $41,935       13,743,356     $0.00
                         ===========    =============   =========  ===========   =============  =========

                             Nine Months Ended May 31, 2000        Nine Months Ended May 31, 1999
                         -------------------------------------  ------------------------------------
                                                                                  -
                             Loss          Shares    Per-Share      Loss        Shares     Per-Share
                          (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)   Amount
                          -----------  ------------- ---------  -----------  ------------- ---------
Basic EPS:
  Net Loss               $(438,857)     13,399,600      $(0.03)    $(531,601)    13,553,265     $(0.04)

Effect of Common
  Stock options          -              -                          -             -              -
                          -----------  ------------- ---------  -----------  -------------  ---------
Diluted EPS:
  Net Loss               $(438,857)     13,399,600      $(0.03)    $(531,601)    13,553,265     $(0.04)
                         ===========    =============   =========  ===========   =============  =========


Options to purchase approximately 50,000 shares and 665,000 shares of common stock at prices ranging from $.375-$.75 per share were outstanding at May 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 372,000 options to purchase common stock at prices ranging from $.125-$.500 were excluded from the computation of diluted loss per share for the three and nine months ended May 31, 2000, because of their anti-dilutive effect. All options expire during periods through the year 2007.

Reportable Segments
---------------------------------
Interim period disclosures in accordance with Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" (SFAS No. 131) are included in "Management's Discussion and
Analysis of Financial Condition and Results of Operations" below.  Previously reported segments "Tools & Technologies" and "End-User Applications" are
combined into a single segment, "Core Component Technologies", due to a change in the organizational structure and internal reporting system of the Company.
All corresponding segment information for earlier interim periods has been restated.

Shareholders' Equity
--------------------
The Company repurchased and subsequently retired 350,000 shares of common stock in the second quarter of fiscal year 2000 at a cost of $87,500 in an effort to reduce the number of outstanding shares.  Another 16,000 shares were also repurchased at a cost of $3,840 and are held in treasury to support the new employee stock purchase plan.  These purchases are in addition to the 100,000 shares repurchased in the fourth quarter of fiscal 1999 as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors. The Company issued in the current third quarter approximately 27,000 common shares that were held in treasury at a cost of approximately $9,300.
These shares were issued to employees participating in the employee stock purchase plan.

Reclassifications
-----------------
Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

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


Following is selected financial information for each of the Company's reportable segments for the three month and nine month periods ended May 31, 2000 and 1999.
All revenue and expenses are from non-affiliated sources:

Core Component Technologies ("CCT")
--------------------------------------------------------------



                                    Three Months Ended         Nine Months Ended
                                  May 31,         May 31,       May 31,       May 31,
                                    2000            1999          2000          1999
                                    ----            ----          ----          ----
Revenue from external customers $613,510       $839,360      $1,980,912    $2,448,821
                                ------------   -----------   -----------   -----------
Operating (loss) income         (6,396)        149,514       381,918       218,107
                                ------------   -----------   -----------   -----------



Revenue from the CCT segment is primarily derived from the licensing of the Company's ViewDirector, Prizm Plug-in, ScanFix, and FormFix products and related royalties. Fiscal 2000 third quarter revenue for the CCT segment was $613,510 compared to $839,360 for the same period last year, a decrease of $225,850, or 27%. CCT revenue for the nine months ending May 31, 2000 was $1,980,912 compared to $2,448,821 for the same nine month period last year, a decrease of $467,909 or 19%. Image viewing products accounted for 33% and 39% of the total decline in CCT revenue for the three and nine month periods ended May 31, 2000, respectively. The decline in image viewing product revenue for the current third quarter results from both the continued decline of royalty-reporting revenue from ViewDirector customers and a decline in sales of Prizm products. The
Company believes the decrease in Prizm product sales in the current third quarter is due to the lack of large volume sales for which the Company relies upon for profitability. Although there were fewer large volume transactions in the current third quarter than the prior third quarter, the Prizm revenue for the nine month period ending May 31, 2000, is slightly higher than the same period last year. During the current third quarter, the Company secured a $450,000 Prizm licensing contract (the largest Prizm sales contract in the Company's history). No revenue was recognized in the current third quarter on this contract due to the customization work not being finalized until June, 2000. The customization work is required prior to acceptance of the product by the customer. Total funding under the Prizm agreement is close to $900,000, the effects of which will begin to be recognized in the Company's financial operating results during the fourth quarter of the current fiscal year. The overall decline in image viewing product revenue for the current nine month period compared to the same period last year is due primarily to a 33% decrease in ViewDirector revenue. The Company believes that this continued decline in ViewDirector revenue is a result of the Company's product development and marketing focus over the past three years on products that are not resulting in adequate financial return to the Company (see a discussion of Scan `n' Store
("SNS"), SpectrumFix Version 1.0 ("SPFX") and Prizm Image Server ("Prizm IS") below). This has impacted the Company's ability to potentially benefit from updated product releases of not only the ViewDirector product, but also the Company's image enhancement products. Image enhancement products accounted for 14% of the total decline in CCT revenue for the nine month period ended May 31, 2000. Management continues to reallocate resources from the professional services segment as projects are nearing completion in order to further develop the image viewing and image enhancement products in an effort to make them more competitive in the current marketplace. The Company is also focusing resources on products to support the emerging color market in document imaging. Forms processing products accounted for approximately 63% and 29% of the total decline in CCT revenue for the three and nine month periods ended May 31, 2000, respectively. The decrease in forms processing revenue for the current third quarter compared to the same period last year is due to a large FormFix sale in the prior year third quarter that totaled 16% of the CCT revenue for that quarter. No forms processing product sales of that magnitude were made in the current third quarter. Although the Company views the forms processing products as viable in the marketplace, technical resources are not currently allocated to further develop these products. Therefore, forms processing revenue could continue to decline in future periods.

No single customer accounted for greater than 10% of the CCT segment's revenue during the current third quarter. Approximately 16% of the prior year third quarter CCT revenue came from one customer. No single customer accounted for greater than 10% of the CCT nine month revenue for the periods ending May 31, 2000 and 1999. Approximately 41% and 51% of the CCT revenue for the three and nine month periods ended May 31, 2000, respectively, was derived from sales of multiple licenses to individual customers compared to 51% and 41% for the same time periods last year. Currently, the CCT segment profitability is dependent on the ability to secure significant sales of multiple licenses to individual customers.


Operating (loss)income margins for CCT were -1% and 18% for the three months ending May 31, 2000 and 1999, respectively, and 19% and 9% for the nine months ending May 31, 2000 and 1999, respectively. The decrease in the operating margin in the current third quarter compared to the prior year third quarter is primarily a result of the decline in revenue. Partially offsetting the effect of the revenue decline is a decrease in normal and recurring operating expenses
(excluding charge-offs of software development costs and other charges discussed below) of approximately $48,000 or 8% in the current third quarter compared to the prior third quarter. Approximately $33,000 or 69% of that decrease is due to lower personnel costs due primarily to fewer selling and marketing employees during the three months ended May 31, 2000, compared to the same period last year. However, due to the Company's focus on developing its core component technologies, research and development personnel costs increased approximately
$35,000 or 27% in the current third quarter over the same quarter last year.
Operating income margins for the nine months ended May 31, 2000 were higher than the same period last year primarily because of a decline in total selling, marketing, and general and administrative expenses. Normal and recurring operating expenses decreased approximately $310,000 or 15% in the current nine month period ending May 31, 2000, compared to the same period last year.
Approximately $158,000 or 51% of that decrease is due to lower personnel costs due to fewer employees during the nine months ended May 31, 2000, compared to the same period last year. Several non-recurring operating transactions that affected the operating margins were recorded during the three and nine month periods ending May 31, 2000 and 1999. Contributing to the current third quarter operating loss was the write-down of approximately $49,000 of the remaining unamortized capitalized software development costs for Prizm IS. The Company decided to charge-off the Prizm IS costs because its performance was no longer acceptable in the marketplace due to advances in the browser and web server architecture within which Prizm IS was designed to function. During the fiscal
1999 third quarter, the Company charged $70,000 to general and administrative expense for a potential uncollectible customer account. The current second quarter recovery of a previously recorded bad debt of approximately $258,000 contributed to a decrease in general and administrative expense for the current nine-month period ended May 31, 2000. This account was fully reserved at August
31, 1999. In addition, a charge of approximately $111,000 was recorded in the first quarter of last year to write-down the remaining unamortized software development costs for SNS, and a charge-off of approximately $73,000 was recorded in the current second quarter to write-off the remaining unamortized software development costs for SPFX. The Company decided to eliminate SNS as a separate product for sale because the financial returns were not expected to be enough to warrant the Company allocating additional promotional, development, and technical support resources that would be necessary to enhance its market viability. The Company decided to charge-off the SPFX costs because version 1.0 of the product was not adequate for the emerging color market for document imaging. The Company continues to devote software development resources to new technology that is expected to support the color market in document imaging.
Prior year results for the nine months ended May 31, 1999 also included a $25,000 credit in the first quarter to re-allocate bad debt expense to the document conversion segment for a specific write-off of a customer account.


 Education("ED")
-----------------------------



                                    Three Months Ended            Nine Months Ended
                                   May 31,       May 31,        May 31,       May 31,
                                     2000           1999           2000          1999
                                     ----           ----           ----          ----
Revenue from external customers $     -       $    -        $    -         $    -
                                -----------   -----------   -----------    -----------
Operating loss                  (156,102)     -             (253,795)      -
                                -----------   -----------   -----------    -----------

The ED operating segment was created to develop technologies that will improve the overall process of scoring large-scale assessments for grades K-12 in the educational marketplace. Total research and development and business development costs for ED totaled $156,102 and $253,795 for the three and nine month periods ended May 31, 2000, respectively. Substantially all of these costs were incurred for creation of a software optical mark recognition product prototype to be used as an integral part of a scoring system for the objective questions in the assessments. The Company has a patent pending on this prototype and approximately $14,000 and $20,000 of legal expenses related to the patent were incurred for the three and nine month periods ending May 31, 2000, respectively.
The Company is currently in discussions with large test publishers regarding the integration of this technology in their scoring systems. The Company is also researching the applicability of a Virtual Scoring Center ("VSC") that will allow qualified raters to score open-ended assessment items (e.g. essay tests, show your math work, etc.) by accessing the completed assessment items via the Internet. The development work related to the VSC is in its initial stages and the Company is continuing to pursue opportunities where this technology may apply. However, there is no guarantee that the products will provide the Company benefit in future periods.


Professional Services ("PS")
-----------------------------



                                    Three Months Ended            Nine Months Ended
                                   May 31,       May 31,        May 31,       May 31,
                                     2000           1999           2000          1999
                                     ----           ----           ----          ----
Revenue from external customers $24,395       $397,352      $350,286       $1,005,069
                                -----------   -----------   -----------    -----------
Operating loss                  (50,842)      (36,730)      (302,635)      (235,966)
                                -----------   -----------   -----------    -----------


Fiscal 2000 third quarter revenue for PS was $24,395 compared to $397,352 for the same period last year, a decrease of $372,957 or 94%. PS revenue for the nine months ending May 31, 2000 was $350,286 compared to $1,005,069 for the same nine month period last year, a decrease of $654,783, or 65%. The revenue decline was anticipated due to the Company's decision to transition out of the existing professional service business model. For the three and nine month periods ending May 31, 1999, the same three customer contracts accounted for approximately 89% and 86% of total PS revenue, respectively. Revenue for the current third quarter came from two customer contracts and 71% of the nine month revenue for the period ending May 31, 2000 came from three customer contracts.
Operating losses for PS were 208% and 9% of revenue for the three months ending
May 31, 2000 and 1999, respectively, and 86% and 23% for the nine months ending
May 31, 2000 and 1999, respectively. Operating margins continue to be negatively impacted by cost overruns on two fixed fee projects. These projects are expected to be substantially completed during the fourth quarter of fiscal 2000.
The projects are in a loss situation, therefore the estimated costs to complete the contracts have been recorded at May 31, 2000. Approximately $4,000 was expensed in the current third quarter to accrue for projected losses on these contracts. As these projects have neared completion, the Company has been allocating PS resources to other segments for product development. PS will also provide maintenance for one of the aforementioned projects for a period of one year after its completion.


Document Conversion ("DC")
---------------------------



                                       Three Months Ended            Nine Months Ended
                                    May 31,        May 31,        May 31,        May 31,
                                     2000            1999           2000            1999
                                     ----            ----           ----            ----
Revenue from external customers  $59,735        $123,345       $188,399      $438,552
                                 ------------   -----------    -----------   -----------
Operating income (loss)          292            9,816          (7,198)       (159,280)
                                 ------------   -----------    -----------   -----------


Fiscal 2000 third quarter revenue for DC was $59,735 compared to $123,345 for the same period last year, a decrease of $63,610 or 52%. DC revenue for the nine months ending May 31, 2000 was $188,399 compared to $438,552 for the same nine month period last year, a decrease of $250,153, or 57%. Approximately 90% of the DC revenue for the current third quarter came from four customers and approximately 78% of prior year third quarter revenue came from three customers.
Approximately 87% of the revenue came from four customers for the nine months ended May 31, 2000, and 72% of the nine month revenue for the period ending May
31, 1999 came from four customers. The significant reduction in document conversion revenue was expected and results from the Company's decision to restructure DC operations during the prior year first quarter. Operating income
(loss) margins were 0% and 8% for the quarters ended May 31, 2000 and 1999, respectively, and -4% and -36% for the nine months ending May 31, 2000 and 1999, respectively. The reduction in the current nine month loss margin from the prior year primarily resulted from the prior year transitional costs associated with restructuring, a $25,000 inter-segment bad debt charge from CCT in the prior year for an uncollectible account, and an increase in the proportion of services performed under higher margin electronic publishing contracts.


Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to the Company's total net (loss) income for the three and nine month periods ending May 31, 2000 and 1999.


                                        Three Months Ended         Nine Months Ended
                                     May 31,        May 31,         May 31,         May 31,
                                      2000           1999            2000            1999
                                      ----           ----            ----            ----
Total company revenue              $697,640      $1,360,057     $2,519,597     $3,892,442
                                   -----------   -----------    -----------    ------------
Operating (loss) income for
  reportable segments              (213,048)     122,600        (181,710)      (177,139)
Unallocated corporate expenses     (62,663)      (87,992)       (275,076)      (358,894)
Interest income                    15,871        9,027          39,167         18,409
Interest expense                   (5,401)       (7,889)        (16,240)       (24,697)
Other, net                         5,591         4,201          6,287          7,777
Income tax (expense) benefit       (3,805)       1,988          (11,285)       2,943
                                   ------------  ------------   ------------   ------------
  Net (loss) income                $(263,455)    $41,935        $(438,857)     $(531,601)
                                   ===========   ===========    ===========    ============
(Loss) income per share:
  Basic                            (.02)         .00            (.03)          (.04)
  Diluted                          (.02)         .00            (.03)          (.04)
                                   ===========   ===========    ===========    ============


Total revenue for the third quarter of fiscal 2000 was $697,640 compared to $1,360,057 for the same quarter of fiscal 1999, a decrease of $662,417, or 49%.
Licensing and royalty revenue of $614,000 decreased 27% from the same quarter last year. Revenue from both image viewing and image enhancement products decreased 13% and revenue from forms processing products decreased 46%, representing the decrease in licensing and royalty revenue. In addition, PS revenue decreased 94% due to the Company's plan to only complete the current projects in process and then reallocate resources from PS to other segments for product development. Document conversion revenue decreased as expected based on the restructuring of the document conversion service operations in the first quarter last year. Total Company net loss for the third quarter of fiscal 2000 was $263,455 or $0.02 loss per share (basic and diluted), compared to net income of $41,935, or $0.00 income per share (basic and diluted), for the third quarter of fiscal 1999. The decrease in revenue combined with the write-off of Prizm IS and the Company's investment in research and development for the ED technologies primarily contributed to this decline in profitability. A deferred income tax benefit of approximately $99,000 for the current third quarter was offset by a corresponding increase to the valuation allowance for deferred tax assets.
Deferred income tax expense of approximately $15,000 for the third quarter of fiscal 1999 was offset by a corresponding decrease of the valuation allowance for deferred tax assets. Income tax expense recorded for the three month period ended May 31, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Total revenue for the first nine months of fiscal 2000 was $2,519,597 compared to $3,892,442 for the same period in fiscal 1999, a decrease of $1,372,845 or 35%. Approximately 66% of this decrease in revenue is related to the decline in DC and PS revenue. These declines were expected based on the restructuring of the document conversion service operations in the first quarter last year and the Company's current fiscal year decision to transition out of the existing professional service business model. Net loss for the first nine months of fiscal 2000 was $438,857 or $0.03 loss per share (basic and diluted), compared to net loss of $531,601, or $0.04 loss per share (basic and diluted), for the same period in fiscal 1999. This reduction in the nine month net loss is primarily due to the significant costs incurred last year to restructure document conversion service operations, the write-off of Scan `n' Store and the charge-off a potentially uncollectible customer account. In addition, the current second quarter recovery of a bad debt reduced general and administrative expense, thereby reducing the current fiscal year net loss. The performance of the PS segment contributed to the Company's inability to post a profit for the current fiscal year because of the continuation of significant cost overruns on certain custom software development contracts. In addition, the $73,000 write-off of SPFX and $49,000 write-off of Prizm IS contributed to the net loss recorded for the nine month period ended May 31, 2000. Deferred income tax benefits of approximately $162,000 and $203,000 for the nine month periods ended
May 31, 2000 and 1999, respectively, were offset by corresponding increases to the valuation allowance for deferred tax assets. Income tax expense (benefit) reported for each of the two periods resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments and state tax payments for the current year.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company has recognized a net deferred tax asset of $484,500 as of May 31, 2000. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize.  In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if the Company cannot generate sufficient taxable income to recover the net deferred tax asset.


FINANCIAL CONDITION

Working capital at May 31, 2000 was $1,328,346 with a current ratio of 2.7:1 compared to $1,797,164 with a current ratio of 4.3:1, at August 31, 1999. The current ratio decline is primarily due to the approximately $232,000 of deferred revenue at May 31, 2000, for the large Prizm contract mentioned above in the CCT segment discussion. Although the $232,000 was billed and collected in the current third quarter, no revenue was recorded for the contract since the customization work had not been completed. This contributed to the relatively large deferred revenue balance at May 31, 2000. The Company expects to begin recognizing that revenue in the current fourth quarter. Net cash provided by operations for the nine months ended May 31, 2000 was $761,164 compared to $520,827 for the same period last year. The increase in operating cash flows for the current nine month period over the same period last year is mainly due to the current third quarter cash collection of approximately $232,000 on the large
Prizm contract for which the revenue is deferred until the fourth quarter. Net cash used in investing activities for the nine months ending May 31, 2000 was $277,120 compared to $264,729 for the same period in fiscal 1999. The increase in investing cash flows primarily relates to significantly lower proceeds from the sale of equipment offset by fewer equipment purchases during the current nine month period compared to the same period in the prior year. Net cash used in financing activities for the nine months ending May 31, 2000 was $160,381 compared to $25,924 for the same period in fiscal 1999. This increase is due to the repurchase and subsequent retirement of 350,000 shares of common stock in the second quarter of fiscal year 2000. An additional 16,000 shares were also repurchased and are held in treasury to support the new employee stock purchase plan.

During the nine months ended May 31, 2000 and 1999 the Company did not borrow against its line of credit. The Company is currently in the process of renegotiating its line of credit and anticipates that operating cash flows along with the line of credit will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit No. Name of Exhibit
      10.1  Corporate Software License Agreement between
            the Registrant and the Boeing Company
      10.2  Development Agreement between the Registrant
            and the Boeing Company
      10.3  Purchase Contract Number W 311305 between the
            Registrant and the Boeing Company
      27 Financial Data Schedule as of and for the nine-month period ending May 31, 2000.



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



