Form 10KSB
period 2000-08-31
TMS INC /OK/
filed 2000-11-22
CIK 835412

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                  For the fiscal year ended August 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                      Commission File Number: 00018250


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


     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: Common
                               Stock, $.05 par value


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                     YES[X]  NO__

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The Issuer's revenues for its most recent fiscal year  $3,605,249
                                                            ----------


     As of October 31, 2000 the aggregate market value of voting stock held by nonaffiliates of such stock was $2,904,283 (based on the average bid and asked price of such common equity on such date).

     As of October 31, 2000 there were 13,331,864 shares of Common Stock $.05 par value, outstanding.

                        Documents Incorporated By Reference

     Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on January 26, 2001 is incorporated by reference in Part III, Items 9, 10, 11 and 12.


     Transitional Small Business Disclosure Format: YES__ NO[X]

___________
Form 10-KSB
for the fiscal year ended August 31, 2000

Table of Contents                              PAGE

PART I                                         2
--------

Item 1. Description of Business                2

Item 2. Description of Properties              7

Item 3. Legal Proceedings                      8

Item 4. Submission of Matters to a Vote of
        Security Holders                       8

PART II                                        8
---------

Item 5. Market for Common Equity and Related
        Stockholder Matters                    8

Item 6. Management's Discussion and Analysis
        or Plan of Operation                   8

Item 7. Financial Statements                   13

Item 8. Changes In and Disagreements With
        Accountants on Accounting and
        Financial Disclosure                   13


PART III                                       13
----------

Item 13.  Exhibits and Reports on Form 8-K     13

Signatures                                     14

Index to Financial Statements and
        Financial Statement Schedule           F1

Companies and products named in this document may be trademarks of the respective companies with which they are associated.

________________
Part I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

TMS, Inc., doing business as TMSSequoia ("TMSSequoia" or the "Company") has been engaged in the computer software business since 1981 and was incorporated in 1990. The Company licenses computer software products and provides services to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. The Company offers customers the following imaging technology solutions and services:

Component Products
   Software toolkits for:
     Image Viewing
     Image Enhancement
     Forms Processing
     Color Image Processing
   Software applications for:
     Web-based Image Viewing
     Image Enhancement
     Color Image Processing
Assessment Products
   Web-based Scoring Center
Services
   Consulting and Integration Services
   Data Capture and Conversion Services


Component Products
---------------------------------------------------------------------------

TMSSequoia sells software development toolkits and applications and receives license fees and/or royalties from the sales of these products.

   Software development toolkits include the core "building block" technologies necessary for a customer to develop new software applications or enhance existing applications. In particular, the Company's toolkits provide the fundamental technologies necessary for creating successful document imaging and forms processing applications.

   Applications are stand alone software programs that install directly on the user's system or on the server in a client/server environment. This software may function independently of any other software or may be closely associated with another software package. Programming knowledge is not typically required to use a software application.

   Customers use the Company's toolkit products to create custom applications to meet critical business needs that pre-packaged software applications often cannot achieve. They may wish to capture, display and enhance digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs on many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and annotate, manipulate, modify or print the images.

   Customers use the Company's application products to enhance or optimize images through a stand-alone interface, and to display, annotate or extract text from digitized images through optical character recognition. The Company's applications apply to many types of digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs that our customers may provide access to via many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet and/or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images.

Following are the Company's primary component products.

Image Viewing Toolkits

ViewDirector(TM)Imaging Toolkit. ViewDirector(TM) products are software development tools that provide image display capabilities for black and white and color imaging applications. The tools are typically used for image-enabling existing applications or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C libraries or as ActiveX controls. The Company licenses ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product to develop proprietary software internally. The Company receives a royalty for each computer workstation or server using the product.

Prizm(TM) ActiveX Controls. Prizm(TM) ActiveX controls provide essentially the same document image viewing, manipulation and printing functionality available through ViewDirector ActiveX controls. However, Prizm ActiveX operates in the Microsoft Internet Explorer web browser environment. PrizmT ActiveX Controls are licensed on a per web server basis rather than with a runtime royalty agreement as the product is used for web-enabled image viewing. Similar to retrieving information over the Internet, users of corporate intranets or extranets access corporate image documents using standard web browsers. Most standard web browsers do not have the ability or flexibility to display these scanned images without the assistance of additional third party technology such as the Prizm products.

Image Viewing Applications

Prizm(TM) Plug-in. The Prizm(TM) plug-in is an application that greatly extends the capabilities of Netscape Navigator/Communicator or Microsoft Internet Explorer browsers by providing document image viewing, manipulation and printing of TIFF, JPEG and other compressed images. It offers image batch printing, virtual multi-page documents, image annotation, optical character recognition for text extraction, hyperlinking and magnifying capabilities at each end-users desktop. The Company sells a unit of the product for each individual user. Units are sold both to corporate users in high volumes and on a per unit basis over the web. The product is supported on the Windows, Macintosh and UNIX platforms. Netscape's plug-in page (http://home.netscape.com/plugins/image_viewers.html) lists the Prizm Plug-in and provides the Company with a steady source of leads for the product.

Image Enhancement Toolkits

ScanFix(R) image enhancement toolkit. ScanFix(R) software technology automatically enhances scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. ScanFix C libraries and ActiveX controls are used in virtually all types of document imaging applications, especially where optical character recognition processing is required. The ScanFix toolkit is licensed to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations, and service bureaus. The Company receives a royalty for each computer workstation using the product.

Image Enhancement Application

ScanFix(R) image optimizer. The ScanFix(R) image optimizer is a stand-alone application that offers corporate clients, small office-home office and individual users the functionality of the ScanFix toolkit. The Company primarily sells the ScanFix image optimizer through a direct sales channel and plans to expand the distribution channel for this product by creating opportunities for bundling and co-marketing this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit

FormFix(R) developer's toolkit. The Company markets to customers with highly skilled development staffs for developing custom applications for high volume data capture systems. Customers can create custom forms processing applications with the FormFix(R) development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can be read by optical character recognition systems and converted for use in relational databases, billing systems, and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. The product is available as a C library. The Company licenses FormFix to value-added resellers, system integrators, software developers and government agencies, as well as companies which use the software internally. The Company receives a royalty for each computer workstation utilizing the FormFix product.

Color Image Processing Toolkit and Application

Color Image Processing toolkit & application. In fiscal 1999 the Company launched SpectrumFix(R) color imaging technology to fill the market need for color image processing. The SpectrumFix product did not provide adequate tools for addressing this market need and the Company wrote off the investment in SpectrumFix technology in fiscal 2000.

  However, as more scanner manufacturers enter the production color marketplace, there exists a strong opening for software tools that deskew, crop, threshold and enhance color images, and the market is poised to accept and implement color technology as more production level color scanners are sold. There is also a need for software that allows organizations to process color documents by identifying colors on a scanned document, dropping out selected colors and selecting zones based on color information. With the depth of the Company's background and experience in black and white image processing and algorithms, extending the TMSSequoia product line to include color processing is a logical next step, and the Company is poised to take advantage of this opening in the marketplace with a suite of robust software tools. The Company anticipates offering a color image processing toolkit in second quarter fiscal 2001 as a result of extensive customer and scanner manufacturer input. The Company also expects to launch a color image processing application in third quarter fiscal 2001.

Component Product Markets

The primary markets for the Company's component products are large corporations, system integrators, original equipment manufacturers, value-added resellers and branches of the federal government desiring to more cost-effectively and time-effectively use their information. The Company's products span industry boundaries with customers including financial institutions, law firms, pharmaceutical companies, transportation, energy, engineering and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, and defense agencies. The increasing use of the World Wide Web, the Internet and secure and authenticated servers offers marketing opportunities to these customers looking to exploit the opportunity for distributed scanning and document handling.

  TMSSequoia's marketing efforts are conducted primarily through cultivating strategic partnerships with industry-leading original equipment manufacturers, value-added resellers and software developers, trade show marketing, field sales calls, telemarketing, direct mail, print and Internet advertising.

  Many of the Company's products are listed in a General Services
Administration (GSA) contract schedule to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from the Company.

  The Company currently employs seven people in the marketing and sales of its component products. The Company has marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Component Product Distribution Methods

The Company distributes its products through a direct sales force, domestic and international resellers, online Internet-based stores, and through firms creating and selling turnkey solutions.

Component Product Competition

The computer software field is highly competitive with many companies in the industry and is characterized by rapid changes in technology and frequent introductions of new platforms and features. TMSSequoia competes with a number of companies that have greater financial, technical and marketing resources. The Company believes that the primary competitive factors with respect to its products are the features of its products, the technical capabilities of the Company's personnel, quality of services and price. The Company believes that it can compete favorably with respect to all of these factors and is focusing on markets where it believes it can achieve a leadership position; however, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

  The Company has competitors in each of the basic imaging tools and end user applications markets to which it supplies products. These companies, which include AccuSoft, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Seaport Imaging and Visionshape, are selling products aimed at the Company's customer base in the black and white image enhancement, forms processing, Internet/intranet image viewing and toolkit arena. As the Company moves forward with color image processing and enhancement software, Dunord Technologies and Picture Elements can also be considered competitors. The Company expects additional entrants into the color image enhancement toolkit and application market with the increased sales of production level color scanners.

Assessment Products
------------------------------------------------------------------------------

The Company created a new operating segment during fiscal 2000 to develop technologies that will improve the overall process of scoring large-scale assessments, commonly referred to as tests, for grades K-12 in the education marketplace, leveraging the Company's core competencies in forms recognition, image processing, viewing and enhancement. Following is a description of the status of the Company's assessment scoring product.

Web-based Scoring

Virtual Scoring Center(TM). The Company's new Virtual Scoring Center(TM) product has been designed to provide qualified raters the ability to score student responses to open-ended test questions in a web-enabled environment. Open-ended test questions require students to respond in the form of an essay or "show your work" type of answer. The Virtual Scoring Center includes capabilities for the test answer sheets to be captured and displayed in a standard web browser for raters to score in any location where access to the Internet exists. The Virtual Scoring Center product will also provide self-paced training to raters, as well as references and resource materials including score criteria and samples. Rater accuracy is monitored by inter-rater reliability capabilities built into the software, and test integrity is maintained by presenting anonymous responses to raters and allowing for multiple raters to randomly score the same test. The Company has received a commitment from one state to adopt an early version of the Virtual Scoring Center in the second quarter of the Company's 2001 fiscal year. The first commercial version of the Virtual Scoring Center is currently projected to be available by the Company's fiscal 2001 third quarter.

Assessment Product Markets

The Company plans to license its Virtual Scoring Center product to individual state departments of education, school districts, to collections of small school districts through educational service agencies, or to third-party vendors that provide scoring services to states or school districts that have the desire to control the scoring process.

  TMSSequoia's marketing efforts into the educational assessment marketplace are primarily through education industry trade conferences, field sales calls, and telemarketing to identify leads for school districts with plans to implement or automate the process of scoring open-ended assessments.

  The Company currently employs four people in the marketing and sales of its assessment products. The Company has marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Assessment Product Competition

The education assessment field is highly competitive and includes many vendors with an already established presence in providing services for the scoring of open-ended assessments. Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, and Measurement Inc. All of these vendors provide both test development and scoring services, and some provide the ability for educational entities to use their own teachers for scoring at regional centers throughout the United States. Some of these companies have also developed computerized assessment scoring systems for their own internal use. While we do not know of any commercial products on the market that currently provide a web-enabled scoring environment, the Company expects more competitors to enter the marketplace in the future.

  The market for open-ended assessments is expected to continue to grow because many educators believe that the measurement of children is more effective through the open-ended assessment process. Many states and school districts have developed or are developing custom tests that expand the use of open-ended test questions. These educators also have the desire to use their own teachers to score these custom tests. Because open-ended responses cannot be machine-scored, many of the existing scoring vendors are already at or have exceeded the supply of qualified raters that are available to come to central locations to score student responses. The rater supply issue has already delayed the timely reporting of test results in many cases and the delays are not expected to improve, considering the projected increase in open-ended testing. Additionally, most of the existing scoring vendors do not currently allow educational entities to use their own teachers to score. The Virtual Scoring Center offers a competitive advantage against existing open-ended scoring alternatives because it does not create limitations on the physical location of raters and thus potentially expands the population of qualified raters. It also provides educational entities the ability to control and have more flexibility in assessment activities by integrating their teachers into the scoring process and improving the turn-around time for reporting results.

  Company management believes that the Virtual Scoring Center is a product that addresses several needs in the educational assessment marketplace, but there can be no assurance that the Company will be able to compete successfully against current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company. There can also be no assurances that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

Services
----------------------------------------------------------------------------

Consulting and Integration Services

TMSSequoia has historically offered a variety of services for analyzing business and information management processes as well as integrating business solutions. These services are included in the Professional Services segment in the Financial Statements. Customers who do not have in-house technical staff or expertise in a particular area seek outsourcing services as a cost-efficient way to meet their needs. In particular, the services that the Company has offered include:

   Requirements analysis
   System design
   Systems integration
   Custom development
   System maintenance

  The Company charged for projects on a time and materials basis as well as a flat fee basis. On occasion, some of the Company's toolkit customers have contracted for services. Furthermore, customers who did not have in-house technical staff desired to purchase ongoing maintenance services from the Company. During fiscal 2000, the Company decided to transition out of its existing professional service business model, and substantially completed projects for all of the remaining customer contracts. The Company has on-going system maintenance obligations for two of those customers that will continue through fiscal 2001.

Data Capture and Conversion Services

TMSSequoia has also historically provided data capture and conversion services for customers desiring the ability to use electronic data for online information retrieval, intranet or Internet distribution, permanent archives, electronic publishing or printing on demand.

  During fiscal 1999, TMSSequoia decided to scale back its data capture and conversion services. The Company is not selling and marketing these services to new customers. The Company does plan to continue to provide services to pre-existing customers including Pennwell Publishing, TORO, ARI, US Coast Guard and Nissan Diesel America.

Backlog
------------------------------------------------------------------------------

As of October 31, 2000, the Company had a backlog of component product and assessment product revenue of approximately $615,000 and software development services revenue of approximately $36,000. At October 31, 1999, the Company had a backlog of component product revenue of approximately $78,000 and software development and document conversion services revenue of approximately $360,000.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses
------------------------------------------------------------------------------

The copyright laws permit the Company to copyright many aspects of its software. TMSSequoia has obtained copyright registrations for its software products and expects to apply for additional registrations in the future as appropriate.

  Patent applications relating to the Company's ScanFix product were filed in the United States Patent and Trademark office. These applications resulted in the Patent Office awarding eight patents. The awarded patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shaded removal, images despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, the Company cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.

  In addition, the Company has applied with the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine. The Digital Mark Recognition technology is described below in the Research and Development section of this report.

  The Company does not believe that any of its products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others. There can be no assurance, however, that claims of infringement of the intellectual property rights of others will not arise that could require the Company to procure license for the use of third party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology accused of infringement, any of which could have a material adverse effect on the Company's operations or financial condition. There can also be no assurance that others will not infringe on the intellectual property rights of the Company or that the Company will have financial or other resources available to adequately enforce infringement of its intellectual property rights.

  The Company treats as proprietary any software it develops and protects its software through licensing and distribution agreements. In addition, the Company requires written undertakings of confidentiality from all of its employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication.

  TMSSequoia has applied for trademark rights for the ViewDirector, Virtual Scoring Center, DMR and Prizm marks, and has developed, through use, common law trademark rights in RasterView, InnerView and MasterView as used in connection with the Company's software products. The Company has registered trademarks on the ScanFix and FormFix products.

  The Company grants its customers a nonexclusive, nontransferable license for the ViewDirector, ScanFix, Prizm and FormFix toolkit products for use on computers used by personnel or customers of licensees. The Company typically receives an initial license fee for the toolkit and offers a required annual maintenance fee for such products. Licenses of the Company's toolkits entitle licensees to develop custom applications using the toolkits, and then distribute the software to users inside their organization or to their end customers. The Company then receives a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years.

Research and Development
------------------------------------------------------------------------------

TMSSequoia recognizes the need to continually develop new and improved products. Current plans include efforts to further enhance the ScanFix user interface, to improve secure server and authenticated server support in the Prizm plug-in product, to update and improve the features and functions of the ViewDirector product and to increase color imaging and forms processing technology. In addition, the Company plans to move forward on development of Internet-based document imaging products related to improving the efficiency and economics of scoring large-scale standardized tests for K-12 public schools. The Company also plans to continue to pursue research and development activities specific to Digital Mark Recognition technology. A prototype of the Digital Mark Recognition technology currently exists that was designed to provide a software alternative to the existing optical mark recognition hardware widely used for scoring assessments. The Company applied for a patent on the Digital Mark Recognition technology during fiscal 2000 and is currently in discussions with a third party independent software vendor to integrate this technology into their forms processing software products. The Company believes it can leverage the independent software vendor's distribution channel in markets where entities currently rely on optical mark recognition for processing forms, but could greatly benefit from adopting the Digital Mark Recognition technology to increase flexibility and significantly improve many aspects of the workflow required to process forms. Pursuing these efforts will necessitate further improvements in the Company's core technologies and new technology development. The Company is open to creating new products whose concepts dovetail with the Company's development direction, and which offer opportunities for funded development from customers with specific needs.

  In fiscal years 2000 and 1999, the Company spent $909,000 and $609,000, respectively, in research and development costs. Additionally, the Company capitalized software development costs of $332,190 and $350,626, respectively, related to new products and existing product enhancements. In fiscal 2000 the Company secured a financial commitment of $237,000 for funded development from a customer to add and enhance features to the Prizm Plug-in product. Approximately $66,000 of the funded development dollars were applied against development costs during fiscal 2000, with the remaining $171,000 expected to be applied to fiscal 2001 development dollars. The Company will recognize funded development dollars in revenue upon final acceptance of the product by the customer to the extent that those funded development dollars exceed actual costs.

Employees
------------------------------------------------------------------------------

At August 31, 2000, the Company had 36 full-time employees and 6 hourly employees for a total of 42 employees. The Company's business depends in large part on its ability to attract and retain qualified technical, marketing and management personnel, and the Company must compete with larger and more established companies for such persons.

Customers
------------------------------------------------------------------------------

One customer accounted for $414,807, or 12%, of the Company's total revenue in fiscal 2000. Total funding under the agreement with that customer is approximately $890,000. Of that amount, $450,000 is license fee revenue of which a portion is recognized upon the delivery and acceptance of each of the operating platforms provided to the customer. In addition, $237,000 is for funded development as discussed in the "Research and Development" section above. The remaining $203,000 is maintenance revenue to be recognized as revenue over the three-year maintenance agreement term. The remaining license fee will be recognized as revenue by the end of the second quarter of fiscal 2001. The Tinker Small Business Innovation Research grant contract accounted for approximately $495,000, or 10%, of the Company's total revenue in fiscal 1999.

Sales to Foreign Customers
------------------------------------------------------------------------------
Approximately 15% and 13% of total revenues for fiscal 2000 and 1999, respectively, are attributable to sales to foreign customers. See Note 8 to the Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's headquarters consist of approximately 14,700 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. The Company purchased the building in fiscal 1994 and occupied the space in fiscal 1995 after renovation was complete. The Company secured a mortgage on the building in fiscal 1995 and at August 31, 2000, $281,000 in principal remained owing under such mortgage.

  The Company has approximately 2,000 square feet of office space in Tulsa, Oklahoma with a monthly rental of approximately $2,500. In the second quarter of fiscal 2000 the Company closed its Burlingame, California office. Monthly rental on that property was approximately $3,500.

  The Company believes its facilities are in adequate condition and will meet capacity requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On September 12, 2000, the Company filed arbitration proceedings with the American Arbitration Association against one of the Company's value added resellers for failing to comply with royalty reporting and payment obligations as outlined in the Company's value added reseller agreement. The Company is seeking a one-time royalty payment of $440,000 plus interest and legal fees from the reseller.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

--------------
Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------------------------------------------------------------------

The Company's Common Stock is traded in the over-the-counter market, and prices are quoted by Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of the Company's Common Stock for fiscal years 2000 and 1999. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC.

                      BID PRICES
FISCAL 2000         HIGH    LOW
------------------------------------------
First Quarter       $.300   .140

Second Quarter       .750   .150

Third Quarter       1.188   .250

Fourth Quarter       .438   .210


FISCAL 1999         HIGH    LOW
------------------------------------------
First Quarter       $.375   .260

Second Quarter      .380    .260

Third Quarter       .350    .290

Fourth Quarter      .340    .260

Dividends
------------------------------------------------------------------------------

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

Shareholders
------------------------------------------------------------------------------

As of October 31, 2000, there were approximately 700 shareholders of record according to the records of the Company's transfer agent. As of that date, the Company had approximately 1,860 shareholders including beneficial owners holding shares in nominee.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Component Product Technologies Segment

                                           2000               1999
-----------------------------------------------------------------------
Revenue from external customers         $ 2,982,195         3,260,443
-----------------------------------------------------------------------
Operating income                        $ 649,007           382,417
-----------------------------------------------------------------------


Fiscal 2000 revenue for the component product technologies segment was $2,982,195 compared to $3,260,443 for fiscal 1999, a decrease of $278,248, or
9%. Despite this overall decrease, image viewing products increased 4% in fiscal 2000 due to the recognition of approximately $415,000 of revenue from one customer in the fourth quarter. This revenue results from the largest Prizm Plug-in product sales contract in the Company's history. Total funding under the agreement is approximately $890,000. Of that amount, $450,000 is license fee revenue of which a portion is recognized upon the delivery and acceptance of each of the operating platforms provided to the customer. In addition, $237,000 is for funded development to add and enhance features to the Prizm Plug-in product. Approximately $66,000 of the funded development dollars were applied against development costs during fiscal 2000, with the remaining $171,000 expected to be applied to fiscal 2001 development dollars. The Company will recognize funded development dollars in revenue upon final acceptance of the product by the customer to the extent that those funded development dollars exceed actual costs. The remaining $203,000 of funding under the contract is maintenance revenue to be recognized as revenue over the three-year maintenance agreement term. The remaining license fee revenue will be recognized as revenue by the end of the second quarter of fiscal 2001. Partially offsetting the effect of the Prizm revenue increase is a $230,000, or 34%, decrease in ViewDirector revenue in fiscal 2000 compared to fiscal 1999. The Company believes this continuing decline in ViewDirector revenue is a result of the Company's product development and marketing focus over the past three years on products that did not result in adequate financial return to the Company (see a discussion of Scan `n' Store, SpectrumFix Version 1.0, Prizm Image Server and ScanFix Twain Filter Version 1.0 below). This has impacted the Company's ability to potentially benefit from updated product releases of not only the ViewDirector product, but also the Company's image enhancement products. Image enhancement revenue decreased approximately $118,000, or 17%, from fiscal 1999 to fiscal 2000.

  Fiscal year 2000 forms processing revenue decreased approximately $165,000, or 47%, compared to fiscal 1999. This decrease is due to fewer direct toolkit sales and declining revenue from royalty reporting customers. In addition, in fiscal 1999, the Company had one sale of FormFix that totaled $138,000, or 39% of the forms processing revenue for fiscal 1999. No forms processing product sales of that magnitude were made in fiscal 2000.

  The Company has reallocated resources in fiscal 2000 from the professional services segment as projects are completed in order to further develop the image viewing and image enhancement products in an effort to make them more competitive in the current marketplace. Additionally, the Company is leveraging its expertise in image enhancement and forms processing to produce a new color image processing suite of products to support the emerging document imaging color market. These products build upon existing image enhancement and forms processing technologies, but will support the processing of color images rather than black and white images. Management believes its decision to refocus on its core competencies as a software product company is warranted based on the positive financial operating results reported by the component product technologies segment over the past two years.

  Operating income margins for the component product technologies segment were 22% and 12% for the fiscal year ending August 31, 2000 and 1999, respectively. The increase in the operating margin is primarily due to a $545,000, or 19%, decrease in operating expenses in fiscal 2000 compared to fiscal 1999. Selling and marketing expenses decreased approximately $183,000, or 19%, due to management's decision to attend fewer trade shows and spend less on advertising expenses in fiscal 2000 than in fiscal 1999, and because the Company had fewer sales personnel as a result of closing the Burlingame, California office in the second quarter of fiscal 2000.

  Amortization expense for capitalized software development costs decreased by $100,000, or 30%, due to the development costs of several products released in prior years becoming fully amortized in fiscal 2000. Offsetting these decreases was an increase of $155,000, or 30%, in research and development personnel costs in fiscal 2000 due to the Company's refocus on developing its component product and assessment product technologies.

  The Company also had several specific charges and credits to expenses that, on a net basis, decreased operating expenses by approximately $65,000 in fiscal 2000 and increased operating expenses by approximately $241,000 in fiscal 1999. In fiscal 2000, these transactions included the recovery of a previously recorded bad debt of approximately $258,000. This credit to expenses was offset by approximately $193,000 of capitalized development costs written off because those products were not expected to result in adequate financial return for the Company. Of the $193,000 in write-offs, $71,000 was charged to expense during the fourth quarter of fiscal 2000. During fiscal 1999, these operating transactions included charges of $130,000 for a potential uncollectible account and $111,000 to write-down the remaining unamortized software development costs for Scan `n' Store.

Assessment Product Technologies Segment

                                           2000           1999
-----------------------------------------------------------------------
Revenue from external customers         $  3,000          --
-----------------------------------------------------------------------
Operating loss                          $ (420,978)       --
-----------------------------------------------------------------------

The assessment product technologies segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring large-scale assessments, commonly referred to as tests, for grades K-12 in the educational marketplace. The technologies being developed within this segment leverage the Company's existing core competencies in forms recognition, image processing, viewing enhancement. The Company incurred combined costs of approximately $424,000 in research and development and business development in two primary product areas. The first product area resulted in the creation of the Digital Mark Recognition software product prototype. The Digital Mark Recognition software prototype was designed to replace the need for hardware based optical mark recognition. Digital Mark Recognition offers many competitive advantages over optical mark recognition because Digital Mark Recognition provides significantly more flexibility in printing and processing of certain types of forms. The Company incurred approximately $23,000 in costs during fiscal 2000 to apply for a patent on the Digital Mark Recognition technology. The Company is currently in discussions with an independent software vendor to integrate the Digital Mark Recognition into their forms processing software in an effort to offer an alternative to vendors and/or educational entities that process large volumes of "fill in the bubble" form answer sheets for standardized tests. The second area of focus within the assessment product technologies segment during fiscal 2000 was on the design of a new product called Virtual Scoring Center. The Virtual Scoring Center provides the ability for qualified raters to score student responses to open-ended test questions in a web-enabled environment. Open-ended test questions require students to respond in the form of an essay or "show your work" type of an answer. The Company has received a commitment from one state to adopt an early version of the Virtual Scoring Center during the second quarter of fiscal 2001. The first commercial version of the product is expected to be available by the third quarter of fiscal 2001.

Professional Consulting and Integration Services Segment

                                          2000          1999
------------------------------------------------------------------------
Revenue from external customers         $360,615     1,204,403
------------------------------------------------------------------------
Operating loss                          $(318,092)   (441,757)
------------------------------------------------------------------------


Fiscal 2000 revenue for the professional consulting and integration services segment was $360,615 compared to $1,204,403 for fiscal 1999, a decrease of $843,788, or 70%. The revenue decline was anticipated due to the Company's decision in fiscal 2000 to transition out of the existing professional service business model. Three customer contracts accounted for approximately 80% and 84% of service revenue for fiscal years 2000 and 1999, respectively.

  Operating losses for the professional consulting and integration services segment were 88% and 37% of revenue for fiscal year ending 2000 and 1999, respectively. Fiscal year 2000 operating margins were negatively impacted by continuing cost overruns on two fixed-fee projects. These two projects accounted for approximately 65% of fiscal 2000 revenue. One project was completed and accepted by the customer by August 31, 2000, while the other project was substantially completed by August 31, 2000 and accepted by the customer in the first quarter of fiscal 2001. This project is in a loss situation, therefore the estimated costs to complete the contract have been recorded at August 31, 2000. Approximately $21,000 was accrued at August 31, 2000 for the anticipated costs to complete this project in fiscal 2001. The segment will provide maintenance during fiscal 2001 for these projects. The Company has been allocating segment resources for product development upon the completion of these projects.

Document Conversion Segment

                                          2000         1999
---------------------------------------------------------------------
Revenue from external customers         $259,439     491,291
---------------------------------------------------------------------
Operating loss                          $   (906)    (186,288)
---------------------------------------------------------------------

Fiscal 2000 revenue for the document conversion segment was $259,439 compared to $491,291 for fiscal 1999, a decrease of $231,852 or 47%. Approximately 92% of fiscal 2000 revenue came from four customers and 65% of fiscal 1999 revenue came from three customers. The significant reduction in document conversion revenue was expected and resulted from the Company's decision to restructure document conversion operations during the first quarter of fiscal 1999.

  Operating loss margins were 0% and 38% for fiscal year ending 2000 and 1999, respectively. The reduction in the loss margin in fiscal 2000 from 1999 primarily resulted from the prior year transitional costs associated with the restructuring of the document conversion segment, a $25,000 inter-segment bad debt charge from the component product technologies segment in the prior year for an uncollectible account, and an increase in the proportion of services performed in fiscal 2000 under higher margin electronic publishing contracts.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating loss to the Company's total net loss for fiscal year ending 2000 and 1999.

                                     2000       1999
-------------------------------------------------------------
Total company revenue            $3,605,249    4,956,137
-------------------------------------------------------------
Operating loss for
  reportable segments            (90,969)      (245,628)

Unallocated corporate expenses   (350,016)     (449,296)

Interest income                  60,531        25,971

Interest expense                 (21,161)      (31,793)

Other, net                       5,857         17,964
-------------------------------------------------------------
Income tax expense               (800)         (3,702)
-------------------------------------------------------------
Net loss                         $ (396,558)   (686,484)
-------------------------------------------------------------
Loss per share:
  Basic                          $(0.03)       (0.05)
  Diluted                        (0.03)        (0.05)
-------------------------------------------------------------

  Total revenue for fiscal 2000 was $3,605,249 compared to $4,956,137 for fiscal 1999, a decrease of $1,350,888, or 27%. Licensing and royalty revenue of $2,982,195 decreased by 9% from fiscal 1999. Although image viewing revenue increased by $75,000, or 4%, due to the recognition of Prizm revenue in the fourth quarter of 2000 from one customer that accounted for 14% of total licensing and royalty revenue, the $118,000, or 17%, decrease in image enhancement revenue and the $165,000, or 47%, decrease in forms processing revenue offset the image viewing increase, leading to the overall decline in licensing and royalty revenue. In addition, professional consulting and integration services revenue decreased $844,000, or 70%, due to the Company's plan to only complete the projects in process at the end of 1999 and then reallocate resources from the professional consulting and integration services segment to other segments for product development. Document conversion revenue of $259,000 decreased 47% based on the restructuring of the document conversion service operations in the first quarter of fiscal 1999. Net loss for fiscal year ending 2000 was $396,558, or $0.03 loss per share (basic and diluted), compared to net loss of $686,484, or $0.05 loss per share (basic and diluted), for fiscal 1999. The net loss of $396,558 reported for the fiscal year ending 2000 is primarily the result of the continuing cost overruns for the professional consulting and integration services segment, investment in new product development for the assessment product technologies segment, and the product write-offs of $193,000 for Scanfix Twain, Prizm Image Server and SpectrumFix.

  The Company's income tax expense rate was 0% and 1% for fiscal 2000 and 1999, respectively. The effective income tax rates for both fiscal years 2000 and 1999 differed from the "expected" Federal tax expense rate of 34%, primarily because of a change in the valuation allowance provided against the Company's deferred tax assets. Deferred tax assets are primarily the result of the Company's net operating loss carryforwards. See "Income Taxes" in Note 3 to the Financial Statements.

Financial Condition

Working capital at August 31, 2000, was $1,376,235 with a current ratio of 2.9:1 compared to $1,797,164 with a current ratio of 4.3:1, at August 31, 1999. The working capital and current ratio declines are due to a combination of factors. Current assets decreased by approximately $260,000 at August 31, 2000 primarily due to the reclassification of deferred tax assets from current assets to long-term assets to reflect the Company's expectation of the timing for realization of the benefits related to the deferred tax assets. Also, current liabilities increased by approximately $162,000 primarily as a result of increased deferred revenue related to software maintenance agreements sold to customers in fiscal 2000. Net cash provided by operations for the fiscal year ending 2000 was $865,864 compared to $1,023,821 for fiscal year ending 1999. Despite the decrease in total revenue and the operating loss reported for the current fiscal year, operating cash flow remained strong because of aggressive customer collection processes and the completion of several significant service contracts, resulting in the final billing and collection on the contracts in the current year. Net cash used in investing activities for fiscal year ending August 31, 2000 was $397,471 compared to $384,158 for the same period in fiscal 1999. Net cash used in financing activities was $166,411 and $73,649 for fiscal year ending August 31, 2000 and 1999, respectively. This increase is primarily due to repurchase and subsequent retirement of 350,000 shares of common stock in fiscal 2000.

  During fiscal years 2000 and 1999 the Company did not borrow against its line of credit. The Company did not renew the line of credit upon its expiration in the third quarter of fiscal 2000 and anticipates that operating cash flows will be adequate to meet its current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources. The funding for long-term needs includes funding for increased product development, for expanded marketing and promotion of the Company and its products, and for potential merger/acquisition activities.

Factors Affecting Business

The computer software industry is subject to rapid change that could result in significant additional costs or the Company's products and services becoming obsolete.

The markets for the Company's products are characterized by rapid technological advances and can be significantly affected by new product introductions and changing customer requirements. The Company's future success will depend upon its ability to continue to improve existing products and to develop and introduce products with new or enhanced capabilities that address the increasingly sophisticated needs of its customers and keep pace with technological and competitive developments. There can be no assurance that the Company will be able to successfully develop and market new or enhance products or respond effectively to technological changes or new product announcements by others. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a material adverse effect on the Company's business, operating results, cash flows and financial condition.

The Company's markets are highly competitive, and if the Company does not compete effectively, the Company could suffer price reductions and loss of market share.

The computer software and education assessment fields are highly competitive and include many companies in those industries. The computer software field is characterized by rapid changes in technology and frequent introductions of new platforms and features. Competitors in this market include AccuSoft, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Seaport Imaging and Visionshape. As the Company moves forward with color image processing and enhancement software, Dunord Technologies and Picture Elements can also be considered competitors. Certain of the Company's competitors for is component products have greater financial, technical and marketing resources than the Company. The Company believes that the primary competitive factors with respect to its component products are the features of its products, the technical capabilities of the Company's personnel, quality of services and price. The Company believes that is can compete favorably with respect to all of these factors and is focusing on markets where it believes it can achieve a leadership position; however, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

  The education assessment market includes many vendors with an already established presence in providing services for the scoring of open-ended assessments. Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, and Measurement Inc. Company management believes that the Virtual Scoring Center is a product that addresses several needs in the educational assessment marketplace, but there can be no assurance that the Company will be able to compete successfully against current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company. There can also be no assurances that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

If the Company is unable to protect its intellectual property it may lose a valuable asset, experience reduced market share or incur costly litigation to protect its rights.

The Company relies on a combination of patent rights, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its intellectual property rights. The Company does not believe that any of its products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others. There can be no assurance, however, that claims of infringement of the intellectual property rights of others will not arise that could require the Company to procure license for the use of third party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology accused of infringement, any of which could have a material adverse effect on the Company's operations or financial condition. There can also be no assurance that others will not infringe on the intellectual property rights of the Company or that the Company will have financial or other resources available to adequately enforce infringement of its intellectual property rights. There can be no assurance that a third party will not assert that the Company's technology violates its intellectual property rights in the future. As the number of products in the Company's target markets increases and the functionality of these products further overlap, developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to its current or future products or that any such assertion will not require the Company to enter into royalty arrangements or litigation that could be costly to the Company.

Defects in the Company's products could result in claims against the Company that could cause unanticipated losses.

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain state and foreign jurisdictions. The sale and support of products by the Company and its retailers and other resellers may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.

The Company's operating results and financial condition could suffer if its if unable to continue to secure significant sales of multiple licenses to individual customers.

The Company has historically relied upon large sales transactions with individual customers to achieve positive operating results. In fiscal 2000 and 1999, a single customer accounted for 12% and 10%, respectively, of the Company's total revenue. There can be no assurance that the Company will continue to obtain such large sales transactions on a consistent basis and, as such, the Company's inability to obtain sufficient large sales could have a material adverse effect on the Company's business, operating results and financial position.

Impact of Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of SFAS No. 133 is not expected to impact the Company because the Company does not have any derivative instruments.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for
Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not affect the Company in fiscal 2000 and management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company in future fiscal years.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page F1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

-----------------
Part III

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk (*):

Exhibit   Name of Exhibit

------------------------------------------------------------------------------
3.1 Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Form 10K for the fiscal year ended August 31, 1995.

3.2       Bylaws of the Registrant, as amended on September 24, 1999.

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

10.2* Senior Employee Stock Option Plan, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's Form 10.

10.3* Employee Incentive Stock Option Plan, incorporated herein by reference to Exhibit No. 10.3 to the Registrant's Form 10.

10.4* TMS, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit No. 10.9 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 1999.

10.5* TMS, Inc. 1996 Stock Option Plan, incorporated herein by reference to Exhibit No. 99 to the Registrant's Form S-4 as filed with the Commission on May 16, 1996.

10.6 Contract number F34601-98-C-0145 between the Registrant and the Department of the Air Force, incorporated herein by reference to Exhibit No. 10.11 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 1999.

10.7 Corporate Software License Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.1 to the Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

10.8 Development Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

10.9 Purchase Contract number W 311305 between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.3 to the Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

23.1      Consent of KPMG LLP

27.0      Financial Data Schedule


(b) Reports on Form 8-K No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal 2000.

---------------
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REGISTRANT: TMS, INC.
-----------------------------------------------------------------------------

Date:  11/22/00  BY: /s/ Deborah D. Mosier
                         ----------------------------------------------------
                         Deborah D. Mosier, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 11/22/00   BY:  /s/ Doyle E. Cherry
                         -----------------------------------------------------
                         Doyle E. Cherry, Director

Date: 11/22/00   BY:  /s/ Deborah D. Mosier
                         -----------------------------------------------------
                         Deborah D. Mosier, President
                         Principal Executive Officer

Date: 11/22/00   BY:  /s/ James R. Rau, M.D.
                         -----------------------------------------------------
                         James R. Rau, M.D., Director

Date: 11/22/00   BY:  /s/ Russell W. Teubner
                         -----------------------------------------------------
                         Russell W. Teubner, Director

Date: 11/22/00   BY:  /s/ Marshall C. Wicker
                         -----------------------------------------------------
                         Marshall C. Wicker, Director

Date: 11/22/00   BY:  /s/ Kent E. Warkentin
                         -----------------------------------------------------
                         Kent E. Warkentin, Controller
                         Principal Financial Officer

Index to Financial Statements and Financial Statement Schedule
------------------------------------------------------------------------------
                                              PAGE

Independent Auditors' Report                  F1

Financial Statements
    Balance Sheets: August 31, 2000
    and 1999                                  F2 and F3

    Statements of Operations: Years Ended
    August 31, 2000 and 1999                  F4

    Statements of Shareholders' Equity:
    Years Ended August 31, 2000 and 1999      F5

    Statements of Cash Flows: Years Ended
    August 31, 2000 and 1999                  F6

    Notes to Financial Statements:
    August 31, 2000 and 1999                  F7 through F14

Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts:
    Years Ended August 31, 2000 and 1999      F15


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

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
October 19, 2000


       F1





Balance Sheets
August 31, 2000 and 1999


TMS, Inc. (dba TMSSequoia)                     2000         1999
----------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                 $1,359,692   1,057,710
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $54,032 in 2000 and
    $395,069 in 1999                        461,549      574,067
  Contract service work in process          146,848      415,985
  Deferred income taxes                     64,007       242,701
  Prepaid expenses and other current assets 54,285       55,317
----------------------------------------------------------------------
      Total current assets                  2,086,381    2,345,780
----------------------------------------------------------------------
Property and equipment:
  Land                                      111,000      111,000
  Building                                  747,634      747,634
  Computer equipment                        1,515,148    1,662,954
  Furniture and fixtures                    349,015      371,366
----------------------------------------------------------------------
                                            2,722,797    2,892,954
  Less accumulated depreciation and
  amortization                              (1,649,589)  (1,590,081)
----------------------------------------------------------------------
      Net property and equipment            1,073,208    1,302,873
----------------------------------------------------------------------
Other assets:
  Capitalized software development costs,
   net of accumulated amortization of
   $422,306 in 2000 and $645,004 in 1999    388,258      481,169
  Deferred income taxes                     420,493      241,799
  Accounts receivable, long-term            77,406       --
  Other assets                              43,508       45,191
----------------------------------------------------------------------
      Total other assets                    929,665      768,159
----------------------------------------------------------------------
Total assets                              $4,089,254   4,416,812
----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



        F2


                                                  2000      1999
-----------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Current obligations under capital leases     $11,705     66,250
  Current installments of long-term debt       28,943      27,313
  Accounts payable                             80,879      103,341
  Accrued payroll expenses                     301,107     236,070
  Deferred revenue                             287,512     115,642
-----------------------------------------------------------------------
      Total current liabilities                710,146     548,616
-----------------------------------------------------------------------
Obligations under capital leases,
  net of current installments                  --           12,149
Long-term debt, net of current
  installments                                 252,456     282,674
Other liabilities                              10,375      --
-----------------------------------------------------------------------
      Total liabilities                        972,977     843,439
-----------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value.
       Authorized  1,000,000 shares;
       none issued                             --          --
  Common stock, $.05 par value. Authorized
       50,000,000 shares; 13,490,659
       shares issued and 13,292,690
       outstanding in 2000
       and 13,820,622 shares issued and
       13,578,659 outstanding in 1999         674,533      691,031
  Additional paid-in capital                  11,422,299   11,501,760
  Unamortized deferred compensation           (1,809)      (20,072)
  Accumulated deficit                         (8,884,719)  (8,488,161)
  Treasury stock, at cost,
       197,969 shares in 2000
       and 241,963 shares in 1999              (94,027)      (111,185)
-----------------------------------------------------------------------
      Total shareholders' equity              3,116,277    3,573,373
-----------------------------------------------------------------------
Commitments (Note 8)
-----------------------------------------------------------------------
Total liabilities and shareholders' equity    $4,089,254   $4,416,812
-----------------------------------------------------------------------

        F3



Statements of Operations
Years Ended August 31, 2000 and 1999

TMS, Inc. (dba TMSSequoia)               2000        1999
-----------------------------------------------------------------
Revenue:
   Licensing and royalties               $2,982,195  3,260,443
   Software development services         363,615     1,204,403
   Document conversion services          259,439     491,291
-----------------------------------------------------------------
                                         3,605,249   4,956,137
-----------------------------------------------------------------
Operating costs and expenses:

   Cost of licensing and royalties        555,713     630,847
   Cost of software development services  463,807     1,022,769
   Cost of document conversion services   137,569     274,815
   Selling, general and administrative    2,279,734   3,337,818
   Research and development               609,411     313,917
   Restructuring charge                   --           70,895
-----------------------------------------------------------------
                                         4,046,234   5,651,061
-----------------------------------------------------------------

Operating loss                           (440,985)   (694,924)
Other income, net                        45,227      12,142
-----------------------------------------------------------------
Loss before income taxes                 (395,758)   (682,782)
Income tax expense                       800         3,702
-----------------------------------------------------------------
Net loss                                 $(396,558)  $  (686,484)
-----------------------------------------------------------------
Net loss per share
   Basic                                 $(0.03)     (0.05)
   Diluted                               $(0.03)     (0.05)
-----------------------------------------------------------------
Weighted average shares:
   Basic                                 13,364,352  13,570,605
   Diluted                               13,364,352  13,570,605
-----------------------------------------------------------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

        F4



Statements of Shareholders' Equity
Years Ended August 31, 2000 and 1999

                                                       ADDITIONAL   UNAMORTIZED                              TOTAL
TMS, Inc.                            COMMON STOCK        PAID-IN      DEFERRED    ACCUM.        TREASURY   SHAREHOLDERS'
(dba TMSSequoia)                SHARES      AMOUNT       CAPITAL    COMPENSATION  DEFICIT        STOCK       EQUITY
-------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1998      13,466,109  $673,305   11,476,190   (23,967)      (7,801,677)   (78,885)     4,244,966

Exercise of stock options       354,513     17,726     25,570       --            --            --           43,296

Issuance of common stock
  held in treasury              --          --         --           --            --            2,700        2,700

Purchase of common stock
  held in treasury              --          --         --           --            --            (35,000)     (35,000)

Amortization of deferred
  compensation                  --          --         --           3,895         --            --           3,895

Net loss                        --          --         --           --            (686,484)     --           (686,484)
------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999      13,820,622  691,031    11,501,760   (20,072)      (8,488,161)   (111,185)    3,573,373

Exercise of stock options       16,000      800        1,200        --            --            --           2,000

Issuance of common stock
  to employees                  4,037       202        1,022        --            --            --           1,224

Sale of common stock
  held in treasury              --          --         --           --            --            18,211       18,211

Issuance of common stock held
  in treasury to employees      --          --         479          --            --            2,787        3,266

Purchase of common stock
  held in treasury              --          --         --           --            --            (3,840)      (3,840)

Purchase and retirement
  of common stock               (350,000)   (17,500)   (70,000)     --            --            --           (87,500)

Amortization of deferred
  compensation                  --          --         --           6,101         --            --           6,101

Forfeiture of stock options     --          --         (12,162)     12,162        --            --           --

Net loss                        --          --         --           --            (396,558)     --           (396,558)
-------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000      13,490,659  $674,533   11,422,299   (1,809)       (8,884,719)   (94,027)     3,116,277
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




        F5


Statements of Cash Flows
Years Ended August 31, 2000 and 1999

TMS, Inc. (dba TMSSequoia)                                  2000         1999
----------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                               $(396,558)   (686,484)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                     509,272      660,604
          Loss on disposal of equipment                     20,626       65,218
          Loss on write-off of software development costs   192,681      157,251
          Employee stock-based compensation                 10,591       3,895
          Net change in:
            Accounts receivable                             35,112       719,854
            Work in process                                 269,137      181,360
            Prepaid expenses and other assets               183          34,656
            Accounts payable                                (22,462)     (44,503)
            Accrued payroll expenses                        75,412       (83,925)
            Deferred revenue                                171,870      15,895
----------------------------------------------------------------------------------
          Net cash provided by operating activities         865,864      1,023,821
----------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                    (66,532)    (72,011)
     Proceeds from disposal of equipment                    1,251       38,479
     Capitalized software development costs                 (332,190)   (350,626)
----------------------------------------------------------------------------------
          Net cash used in investing activities             (397,471)   (384,158)
----------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayment of long-term debt                            (28,588)    (23,630)
     Repayment of capital lease                             (66,694)    (61,015)
     Sale of common stock                                   2,000       43,296
     Sale of treasury stock, at cost                        18,211      2,700
     Purchase of treasury stock, at cost                    (91,340)    (35,000)
----------------------------------------------------------------------------------
          Net cash used in financing activities             (166,411)   (73,649)
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   301,982     566,014

Cash and cash equivalents at beginning of year            1,057,710     491,696
----------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $1,359,692    $1,057,710
----------------------------------------------------------------------------------
Supplemental cash flow information:
     Cash paid for interest                                 $21,161     31,793
     Cash paid for income taxes                             800         7,600
----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


        F6


Notes to Financial Statements August 31, 2000 and 1999

Note 1: Summary of Significant Accounting Policies

Organization

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing, forms processing, intranets and the Internet. The Company also provides document conversion services to corporations and government organizations to assist them in migrating from paper to electronic information systems. The Company is also developing technologies to improve the overall process of scoring large-scale assessments ("tests") for grades K-12 in the educational marketplace. In fiscal 2000 the Company decided to transition out of its professional service business model for which the Company had historically offered a variety of services for analyzing business and information management processes as well as integrating business solutions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid money market accounts with an original maturity of three months or less and overnight investments carried at cost plus accrued interest, which approximates fair value.

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $332,190 and $350,626 of software development costs, which primarily includes personnel costs, in 2000 and 1999, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2000, the Company applied approximately $43,000 of customer funding against capitalized software costs.

  Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $232,420 and $332,744 of software development costs in 2000 and 1999, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. During fiscal 2000, the Company charged approximately $118,000 to cost of revenue and $75,000 to research and development to write-down the unamortized development costs for SpectrumFix, ScanFix Twain, and Prizm Image Server. During fiscal 1999, the Company charged approximately $157,000 to cost of revenue to write-down unamortized development costs.

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

Patent Costs

Included in other assets at August 31, 2000 and 1999, are $33,020 and $35,552, respectively, of unamortized capitalized costs associated with obtaining patent rights for certain software products. Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents.


        F7

Revenue

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2000 and 1999, deferred technical support and product maintenance revenue was $166,277 and $78,070, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 2000 and 1999, the Company had deferred revenue of $6,991 and $1,591, respectively, representing software products and/or enhancements expected to be delivered in the Company's fiscal year 2001 and 2000, respectively. The Company also deferred $49,936 and $18,482 of software product revenue at August 31, 2000 and 1999, respectively, because of uncertainties surrounding customer payment.

  Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2000, the Company recognized revenue of approximately $23,000 that represented the excess of customer funding over the cost of the product development.

  Revenue for software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $64,307 and $17,500 at August 31, 2000 and 1999, respectively. Contract service work in process of $146,848 and $415,985 at August 31, 2000 and 1999, respectively, represented costs and related profits recognized on a percentage-of-completion basis in excess of customer billings. Contract costs primarily include direct labor. Provisions for losses on contracts are recorded at the time such losses are known. Amounts for contracts in process at August 31, 2000, will be billed pursuant to contractual terms and are expected to be collected during fiscal 2001.

Net Loss Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards is expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense is recognized at the grant date for awards fully vested. For awards with a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 2000 and 1999 related to employee stock-based awards was $10,591 and $3,895, respectively. Compensation cost is not required to be recorded for the employee stock purchase plan (see Note 4), as it is non-compensatory under the provisions of APB No. 25.

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

        F8


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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed at the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net loss.

Reclassifications

Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation. In 2000, certain distribution expenses, which had been previously reported in "Selling, general and administrative" expenses, are now presented in "Cost of licensing and royalties" on the statements of operations. In addition, certain expenses related to the research and development of the Company's component products and assessment products, which had been previously reported in "Cost of licensing and royalties", are now presented separately on the statements of operations.

Note 2: Note Payable and Long-Term Debt

At August 31, 1999, the Company had an $800,000 operating line of credit with a bank that bore interest at .75% above prime (9.00% at August 31, 1999) and expired on November 3, 1999. The Company renewed this line of credit at an interest rate of 1% above prime and it expired on March 31, 2000. The Company chose not to renew this line of credit at that time. No balance was outstanding against the line of credit at August 31, 1999. The Company had $281,399 and $309,987 outstanding under a long-term note payable to a bank, at August 31, 2000 and 1999, respectively. The note bore interest at 5.57% at August 31, 2000 and 1999 and is due January 1, 2009. The interest rate is based on an Oklahoma small business program and may be adjusted at the end of each two-year period, beginning on June 30, 1996. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 2000, and thereafter, are as follows: 2001, $28,943; 2002, $30,620; 2003, $32,395; 2004, $34,245; 2005,
$36,257; thereafter, $118,939. The line of credit (prior to its expiration) and long-term note are secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

Note 3: Income Taxes

Income tax expense for fiscal 2000 was $800. The significant components of the 2000 expense include: deferred tax benefit, $146,404; increase in the valuation allowance for deferred tax assets, $147,567; state income tax paid, $800; and benefit for correction of prior year estimates, $1,163. Income tax expense for fiscal 1999 was $3,702. The significant components of the 1999 benefit include: deferred tax benefit, $255,370; increase in the valuation allowance for deferred tax assets, $260,634; state income tax refund, $2,943; and expense for correction of prior year estimates, $1,381. Income tax expense for 2000 and 1999 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                     2000           1999
----------------------------------------------------------------------------
Computed "expected" tax benefit                      (34.0%)        (34.0%)

Change in the tax assets valuation allowance         37.0%          38.0%

State income tax, net of Federal income tax benefit  (4.0%)         (4.0%)

Other                                                1.0%           1.0%
----------------------------------------------------------------------------
Effective income tax expense                         0.0%           1.0%
----------------------------------------------------------------------------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2000 and 1999 are presented in Table 3a.

________________
Table 3a
                                                     2000           1999
------------------------------------------------------------------------------
Deferred tax assets:
     Tax operating loss carryforwards                $1,636,823     1,554,621
     Tax credit carryforwards                        79,152         79,152
     Accounts receivable                             20,511         149,968
     Other                                           44,246         43,821
------------------------------------------------------------------------------
Total gross deferred tax assets                      1,780,732      1,827,562
Less valuation allowance                             1,130,030      1,114,267
------------------------------------------------------------------------------
Net deferred tax assets                              650,702        713,295
------------------------------------------------------------------------------
Deferred tax liabilities:
     Property and equipment                          (18,819)       (46,143)
     Capitalized software costs                      (147,383)      (182,652)
------------------------------------------------------------------------------
     Net deferred tax assets                         $  484,500     484,500
------------------------------------------------------------------------------

        F9


  Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $484,500 at August 31, 2000. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. Taxable loss for the year ended August 31, 2000 approximated $552,000 compared to a financial loss of approximately $397,000. Taxable loss for the year ended August 31, 1999 approximated $388,000 compared to a financial loss of approximately $682,000. In fiscal 2000 and 1999, the differences in the tax and financial losses primarily resulted from timing differences associated with the deductibility of capitalized software and bad debt estimates compared to the recognition of related expenses in accordance with generally accepted accounting principles ("GAAP").

  The $1,130,030 valuation allowance provides for net operating loss and tax credit carryforwards that, as of August 31, 2000, are not expected to be realized prior to expiration. At August 31, 2000 the Company's tax net operating loss carryforwards, investment tax credit carryforwards, and research and experimental tax credit carryforwards approximated $4,312,000, $39,000 and $40,000, respectively. These carryforwards expire during the years 2001 through 2015. Approximately $2,160,000, or 50%, of the net operating loss carryforwards expire by the end of fiscal year 2001. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

Note 4: Stock-Based Compensation

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

  In 1989, the Company adopted an employee stock option plan and a senior employee stock option plan. Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan and options to purchase 850,000 shares of the Company's common stock at $.125 per share were granted under the senior employee stock option plan. The options become exercisable over a five-year period, beginning one year after the grant date. No options were outstanding at August 31, 2000 and 1999 under the senior employee stock option plan.

________________
Table 4a


                                             WEIGHTED                             WEIGHTED
                                             AVERAGE              OPTION          AVERAGE
                               SHARES     EXERCISE PRICE         PRICE RANGE      FAIR VALUE
-----------------------------------------------------------------------------------------------
Shares under option:
-----------------------------------------------------------------------------------------------
At August 31, 1998             1,495,209     $ 0.32            $  0.13-$0.75
     Options granted           385,000       $ 0.54            $  0.40-$0.75      $ 0.16
     Options exercised         (354,513)     $ 0.13            $  0.13
     Options cancelled         (776,982)     $ 0.44            $  0.13-$0.75
-----------------------------------------------------------------------------------------------
At August 31, 1999             748,714       $ 0.41            $  0.13-$0.75
-----------------------------------------------------------------------------------------------
     Options granted           275,000       $ 0.28            $  0.27-$0.29      $ 0.23
     Options exercised         (16,000)      $ 0.13            $        0.13
     Options cancelled         (266,740)     $ 0.58            $  0.13-$0.75
-----------------------------------------------------------------------------------------------
At August 31, 2000             740,974       $ 0.30            $  0.13-$0.40
-----------------------------------------------------------------------------------------------


_________________
Table 4b


                              OPTIONS        WEIGHTED AVERAGE       WEIGHTED            OPTIONS         WEIGHTED
       RANGE OF             OUTSTANDING        REMAINING            AVERAGE          EXERCISABLE        AVERAGE
     OPTION PRICES          AT 8/31/00       CONTRACT LIFE        EXERCISE PRICE       AT 8/31/00     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
     $0.13-$ 0.31           600,500          4.5 Years          $0.28                350,400        $0.29
-----------------------------------------------------------------------------------------------------------------------
     $0.38-$ 0.75           140,474          4.6 Years          $0.39                90,474         $0.39
-----------------------------------------------------------------------------------------------------------------------
     $0.13-$ 0.75           740,974          4.5 Years          $0.30                440,874        $0.31
-----------------------------------------------------------------------------------------------------------------------


        F10

  Pursuant to the Company's merger with Sequoia Data Corporation (Sequoia) in fiscal 1996, the Company adopted a 1996 stock option plan ("1996 Plan") for all Sequoia employee, officer and director options (Sequoia options) in effect at the time of the merger to be converted into options for the right to purchase 1,164,651 shares of the Company's common stock. The Sequoia options were converted to TMS options at a rate of 2.837:1 and a price of 35.24% of the original Sequoia option price. The conversion factors resulted in Sequoia option holders receiving TMS common stock options of corresponding value at the time of the plan of merger. No options under this plan were outstanding at August 31, 2000.

  Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. See Table 4a for a summary of stock option transactions. Table 4b summarizes information about stock options outstanding at August 31, 2000.

Employee Stock Purchase Plan

On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the ESPP were approximately $19,300 for fiscal 2000. Pursuant to the ESPP, 52,031 shares were issued in fiscal 2000 from common shares held in treasury by the Company. As of August 31, 2000, 197,969 shares are available for future issuances under the plan.

Fair Value Disclosures

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and ESPP in fiscal years 2000 and 1999 been based on the fair value method prescribed by SFAS No. 123, net loss would have been increased by $31,096 and $16,118 in 2000 and 1999, respectively, with no effect on loss per share. The fair values of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 95.96% and 76.95% in 2000 and 1999, respectively; risk-free interest rate of 6% and 5.4% for the stock option grants and the ESPP, respectively; expected lives of approximately 6 to 8 years in 2000 and 3.5 to 6 years in 1999 for the stock option grants; and expected lives for the ESPP of approximately .25 years in fiscal 2000.

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

  Options to purchase approximately 182,000 and 401,000 shares of common stock at prices ranging from $.38-$.75 per share were outstanding at August 31, 2000 and 1999, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. Additionally, approximately 114,000 options to purchase common stock at prices ranging from $.125-$.310 were excluded from the per share computation for fiscal 2000, because of their anti-dilutive effect. All options expire during periods through the year 2008.


----------------
Table 5a


                                                  FISCAL YEAR 2000                           FISCAL YEAR 1999
                                   ------------------------------------------------------------------------------------------------
                                   INCOME           SHARES         PER-SHARE      INCOME         SHARES         PER-SHARE
                                   (NUMERATOR)      (DENOMINATOR)  AMOUNT         (NUMERATOR)    (DENOMINATOR)  AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:                         $(396,558)       13,364,352     $(0.03)        $(686,484)     13,570,605     $(0.05)

Effect of Dilutive Securities:
Common stock options                                --                                           --
-----------------------------------------------------------------------------------------------------------------------------------
Diluted EPS:                       $(396,558)       13,364,352     $(0.03)        $(686,484)     13,570,605     $(0.05)
-----------------------------------------------------------------------------------------------------------------------------------



        F11

Note 6: Reportable Segments

The Company's reportable segments are determined by its products and services and include: Component Product Technologies ("CPT"), Assessment Product Technologies ("APT"), Professional Services ("PS") and Document Conversion ("DC") Services. The CPT segment develops the Company's core product technologies. These products include core image viewing, image enhancement and forms processing software products (toolkits) that are necessary for developing new software applications or enhancing existing software applications. In addition, the CPT segment develops software products (applications) that may function independently from any other software package or may be closely associated with other software packages. The toolkits are primarily licensed to developers, system integrators, value added resellers ("VARs") and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that utilizes the product. The applications install directly on a user's system or on a server in a client/server environment. The applications are primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers. The APT segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring large-scale assessments ("tests") for grades K-12 in the educational marketplace. The technologies being developed within this segment leverage the Company's existing core competencies in forms recognition, image processing, viewing and enhancement. The APT segment created a Digital Mark Recognition ("DMR") software product prototype designed to replace the need for hardware based Optical Mark Recognition ("OMR"). The APT segment also began design and development of a new product called Virtual Scoring Center ("VSC"). The VSC provides the ability for qualified raters to score student responses to open-ended test questions in a web-enabled environment. In fiscal 2000 the Company decided to transition out of its existing professional service business model. The PS segment offered a variety of consulting and integration services for business and information management processes. In general, the professional service projects focused on an entity's need for document imaging solutions. The Company charged for projects on a time and materials or fixed fee basis. The DC segment primarily offers services for electronic publishing of documents. These services include indexing - for large volume searching of on-line information; hyperlinking - for navigating through complex sets of on-line information; and document markup - for electronic publishing of documents on CD-Rom and the Internet/intranet. Document conversion also participates in a limited amount of data capture activities - converting paper documents to electronic forms.

  Direct costs are charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss. Revenue for the PS segment includes a fiscal 1999 fourth quarter adjustment of approximately $105,000 to reflect cost overruns on two fixed fee contracts that represented 44% of fiscal 1999 PS revenue. See Table 9a for the results of operations for each reportable segment for fiscal years ending 2000 and 1999. All revenue and expenses are from unaffiliated sources.

Table 6b is a reconciliation of segment operating loss to the total company fiscal 2000 and 1999 net loss.

_______________
Table 6b
                                 2000           1999
---------------------------------------------------------------
Operating loss for
   reportable segments           (90,969)       (245,628)
Unallocated corporate
   expenses                      (350,016)      (449,296)
Interest income                  60,531         25,971
Interest expense                 (21,161)       (31,793)
Other, net                       5,857          17,964
Income tax expense               (800)          (3,702)
---------------------------------------------------------------
Net loss                         $(396,558)     (686,484)
---------------------------------------------------------------

Note 7: Employee Benefit Plan

  The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on one year of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $48,000 and $62,000 in 2000 and 1999, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

        F12


________________
Table 6a

                                                  COMPONENT      ASSESSMENT
                                                  PRODUCT        PRODUCT          PROFESSIONAL    DOCUMENT
     2000                                         TECHNOLOGIES   TECHNOLOGIES     SERVICES        CONVERSION       TOTALS
-----------------------------------------------------------------------------------------------------------------------------

Revenue to external customers                     2,982,195      3,000            360,615         259,439          3,605,249
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                     86,853         11,132           31,937          81,418           211,340
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           649,007        (420,978)        (318,092)       (906)            (90,969)
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amortization of capitalized software
     development costs                            232,420        --               --              --               232,420
-----------------------------------------------------------------------------------------------------------------------------
     Write-off of capitalized software
     development costs                            192,681        --               --              --               192,681
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net  388,258        --               --              --               388,258
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                            332,190        --               --              --               332,190
-----------------------------------------------------------------------------------------------------------------------------



                                                  COMPONENT      ASSESSMENT
                                                  PRODUCT        PRODUCT          PROFESSIONAL    DOCUMENT
     1999                                         TECHNOLOGIES   TECNOLOGIES      SERVICES        CONVERSION       TOTALS
-----------------------------------------------------------------------------------------------------------------------------
Revenue to external customers                     3,260,443      --               1,204,403       491,291          4,956,137
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                     100,314        --               66,744          98,475           265,533
-----------------------------------------------------------------------------------------------------------------------------
Restructuring charge                              --             --               --              70,895           70,895
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           382,417        --               (441,757)       (186,288)        (245,628)
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amortization of capitalized software
     development costs                            332,744        --               --              --               332,744

     Write-off of capitalized software
     development costs                            157,251        --               --              --               157,251
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net  481,169        --               --              --               481,169
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                            350,626        --               --              --               350,626
-----------------------------------------------------------------------------------------------------------------------------


        F13


Note 8: Leases
  The Company leases office space and equipment under operating leases. Rent expense was approximately $51,000 and $77,000 for 2000 and 1999, respectively. The Company has non-cancelable future minimum lease obligations of $80,864 in fiscal 2000. In November 1997, the Company entered into two capital lease agreements for scanning equipment and related software. The leases have a three-year term and provide for the Company to either relinquish the equipment and software to the leasing company at the end of the lease or purchase the equipment and software at fair market value. Assets under capital leases are included in the Company's balance sheet as follows:


                                                2000           1999
--------------------------------------------------------------------------------
Computer equipment                           $ 165,003       $165,003
Less: accumulated amortization                (154,043)      (102,569)
--------------------------------------------------------------------------------
                                             $  10,960        $62,434




  Future minimum payments, by year and in the aggregate, under capital leases follow:
---------------------------------------------------------------------
     2001                                            14,236
---------------------------------------------------------------------
Less: estimated executory costs
     included in capital leases                       2,181
---------------------------------------------------------------------
Net minimum lease payments                           12,055
     under capital leases
---------------------------------------------------------------------
Less: amount representing interest                      350
---------------------------------------------------------------------
Present value of net minimum
     lease payment under capital lease               11,705
---------------------------------------------------------------------


  During fiscal 2000 and 1999, depreciation expense included $51,474 and $53,237, respectively for amortization of assets held under capital lease. In fiscal 1999, the Company entered into an operating sublease for certain computer equipment and software held under capital lease. The Company received $29,000 and $19,000 in rental payments under the sublease in fiscal 2000 and 1999, respectively. The initial $100,000 cost of the subleased computer equipment and software differed from the August 31, 1999, $26,000 carrying amount due to a $21,000 write-down of the assets to fair value and accumulated depreciation of $53,000. The $21,000 write-down occurred in conjunction with the restructuring of the Company's Document Conversion segment and was based on the present value of discounted future cash flows expected to be received under the operating sublease. The operating sublease expires the earlier of 30 days written notice or November 1, 2000.

Note 9: Business and Credit Concentrations

In 2000, one customer accounted for 12% and 38% of the Company's total revenue and trade accounts receivable, respectively. In 1999, the Tinker Small Business Innovation Research Grant Services contract accounted for 10% of the Company's total revenue. Information regarding the Company's operations by geographic area as of and for the years ended August 31, 2000 and 1999, follows:

Revenue:                      2000                   1999
------------------------------------------------------------------
United States                 $3,053,608             4,317,397

Europe (export sales)         359,684                381,398

Asia (export sales)           89,096                 104,330

Australia (export sales)      28,238                 50,281

Canada (export sales)         20,606                 83,602

Other (export sales)          54,017                 19,129
------------------------------------------------------------------
                              $3,605,249             4,956,137
------------------------------------------------------------------

Accounts receivable (gross):  2000                   1999
------------------------------------------------------------------
United States                 $525,001               922,984

Europe                        52,951                 20,807

Asia                          (2,273)                872

Australia                     17,308                 18,223

Canada                                               6,250
------------------------------------------------------------------
                              $592,987               969,136

Note 10: Restructuring

In October of fiscal 1999, the Company restructured DC operations to support only customer relationships that primarily relate to electronic publishing activities and for which there are contractual obligations. The restructuring charge of $70,895 incurred in fiscal 1999 included approximately $53,000 of equipment write-downs, $15,000 of employee severance costs, and $3,000 for closing down the leased DC facility. At August 31, 2000 and 1999, there were no outstanding liabilities associated with the restructuring of DC.

        F14

_______________
Schedule II

Valuation and Qualifying Accounts

TMS, Inc. (dba TMSSequoia)



                                     BALANCE AT      ADDITIONS CHARGED TO       DEDUCTIONS--              BALANCE AT
                                     BEGINNING             COSTS &          RECOVERY/WRITE-OFF              END
Classification                       OF PERIOD            EXPENSES              OF ACCOUNTS               OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2000:
   Allowance for doubtful accounts   $ 395,069       66,178                     407,215                   $   54,032

Year ended August 31, 1999:
   Allowance for doubtful accounts   $ 190,000       267,131                    62,062                    $  395,069
--------------------------------------------------------------------------------------------------------------------------------



        F15