Form 10QSB
period 2000-11-30
TMS INC /OK/
filed 2001-01-16
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      November 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from ____________ to ____________

                    Commission File Number  0-18250

                         TMS, Inc.
     (Exact name of small business issuer as specified in its charter)

     OKLAHOMA                            91-1098155
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

                      206 West Sixth Street
                       Post Office Box 1358
                    Stillwater, Oklahoma  74076
               (Address of principal executive offices)
              (Issuer's telephone number) (405) 377-0880

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at December 31, 2000
Common stock, par value $.05 per share            12,933,864

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets (unaudited)
November 30, 2000 and August 31, 2000

                                               November 30,  August 31,
                                                  2000           2000*
                                                  ----           -----

Cash                                           $  849,234     $ 1,359,692
Trade accounts receivable, net                    909,885         461,549
Contract service work in process                   32,014         146,848
Other current assets                              154,120         118,292
                                               -----------    -----------
   Total current assets                         1,945,253       2,086,381
                                               -----------    -----------
Property and equipment                          2,730,838       2,722,797
Accumulated depreciation and amortization      (1,706,238)     (1,649,589)
                                               -----------    -----------
   Net property and equipment                   1,024,600       1,073,208
                                               -----------    -----------
Capitalized software development costs, net       507,876         388,258
Other assets                                      552,972         541,407
                                               -----------    -----------

Total assets                                   $4,030,701     $ 4,089,254
                                               ===========    ===========

Current obligation under capital leases        $         -    $    11,705
Current installments of long-term debt              29,352         28,943
Accounts payable                                   128,795         80,879
Deferred revenue                                   267,874        287,512
Other current liabilities                          270,473        301,107
                                               -----------    -----------
   Total current liabilities                       696,494        710,146

Long-term debt, net of current installments        244,953        252,456
Other liabilities                                   10,375         10,375
                                               -----------    -----------
Total liabilities                                  951,822        972,977
                                               -----------    -----------
Common stock                                       654,683        674,533
Additional paid-in capital                      11,344,150     11,422,299
Unamortized deferred compensation                   (1,034)        (1,809)
Accumulated deficit                             (8,837,904)    (8,884,719)
Treasury stock                                     (81,016)       (94,027)
                                               -----------    -----------
Total shareholders' equity                       3,078,879      3,116,277
                                               -----------    -----------

Total liabilities and shareholders' equity     $ 4,030,701    $ 4,089,254
                                               ============   ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.

TMS, Inc.
Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 2000 and 1999

                                                    Three Months Ended
                                                        November 30
                                               ---------------------------
                                                    2000           1999
                                                   -----          -----
Revenue:
 Licensing and royalties                       $   900,792        854,333
 Assessment consulting services                      6,200              -
 Software development services                      15,298        253,842
 Document conversion services                       60,176         62,850
                                                ------------   ------------
                                                   982,466      1,171,025
                                                ------------   ------------
Operating costs and expenses:
 Cost of licensing and royalties                    79,029        120,326
 Cost of software development services              10,815        246,614
 Cost of document conversion services               38,377         32,594
 Selling, general and administrative               610,723        697,520
 Research and development                          188,247         97,363
                                                ------------   ------------
                                                   927,191      1,194,417
                                                ------------   ------------
Operating income (loss)                             55,275        (23,392)

Other income, net                                   18,358         12,884
                                                ------------   ------------
Income (loss) before income taxes                   73,633        (10,508)

Income tax expense                                  21,725          3,249
                                                ------------   ------------
Net income (loss)                               $   51,908     $  (13,757)
                                                ============   ============

Basic earnings per share                        $     0.00     $     0.00
                                                ============   ============
Weighted average common shares                  13,312,481     13,584,406
                                                ============   ============
Diluted earnings per share                      $     0.00     $     0.00
                                                ============   ============
Weighted average common shares and potentially
dilutive securities                             13,331,693     13,584,406
                                                ============   ============
See accompanying notes to condensed
 financial statements.






TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 2000 and 1999

                                                   Three Months Ended
                                                      November 30
                                               -------------------------
                                                   2000          1999
                                                   -----         -----
Net cash flows (used in) provided by
  operating activities                          $ (229,616)    $   33,854
                                                -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment               (8,041)       (21,262)
  Capitalized software development costs          (148,642)       (58,165)
  Patent costs                                     (10,570)             -
                                                -----------    -----------
  Net cash used in investing activities           (167,253)       (79,427)
                                                -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                      (7,094)        (7,984)
  Repayments of capital lease obligation           (14,413)       (16,116)
  Sale of common stock                                   -          2,000
  Sale of treasury stock, at cost                    7,918              -
  Purchase of treasury stock, at cost             (100,000)             -
                                                -----------    -----------
  Net cash used in financing activities           (113,589)       (22,100)
                                                -----------    -----------
Net decrease in cash                              (510,458)       (67,673)

Cash at beginning of period                      1,359,692      1,057,710
                                                -----------    -----------
Cash at end of period                           $   849,234    $  990,037
                                                ===========    ===========

See accompanying notes to condensed
  financial statements.


TMS, Inc.
Notes to Condensed Financial Statements (unaudited)



Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2000.

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


Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:


                                       November 30, 2000                     November 30, 1999
                           -----------------------------------   ------------------------------------
                            Income         Shares       Per-Share      Loss          Share       Per-Share
                          (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                          -----------   -------------   ---------   -----------   ------------   ---------
  Net Income (Loss)      $51,908        13,312,481      $0.00       $(13,757)     13,584,406     $0.00

Effect of Common
  Stock options                             19,212                         -
                         -------------  -------------   ---------   ----------    ------------   ---------
Diluted EPS:
  Net Income (Loss)      $51,908        13,331,693      $0.00       $(13,757)     13,584,406     $0.00
                         =============  =============   =========   ===========   =============  =========

Options to purchase approximately 678,000 shares and 511,000 shares of common stock at prices ranging from $.27-$.75 per share were outstanding at November 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 18,000 options to purchase common stock at prices ranging from $.125-$.1875 were excluded from the computation of diluted loss per share for the three months ended November 30, 1999, because of their anti-dilutive effect. All options expire during periods through the year 2008.

Shareholders' Equity
--------------------
We repurchased and retired 400,000 shares of common stock in the first quarter of fiscal year 2001 at a cost of $100,000 in an effort to reduce the number of outstanding shares. This purchase is in addition to the 366,000 and 100,000 shares repurchased in the second quarter of fiscal 2000 and the fourth quarter of fiscal 1999, respectively, as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors. During the three months ending November 30, 2000, we issued approximately 37,000 common shares that were held in treasury at an aggregate sales price of approximately $13,000. These shares were issued to employees participating in our employee stock purchase plan.

Reclassifications
-----------------
Certain 1999 amounts have been reclassified to conform to the 2000 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing and changing market conditions. As a result, you should not rely on these forward-looking statements.


Following is selected financial information for each of our reportable segments for the three months ended November 30, 2000 and 1999. All revenue and expenses are from non-affiliated sources:

Component Product Technologies
------------------------------------------------------




                                 Three Months Ended
                                     November 30
                                ------------------------

                                    2000          1999
                                    ----          ----
Revenue from external customers  $900,792      $854,333
                                 -----------   -----------
Operating income                  337,590       227,978
                                 -----------   -----------

Our revenue from the Component Product Technologies segment is primarily from licensing our ViewDirector(TM), Prizm(TM) Plug-in, ScanFix(R) and FormFix(R) products and from related royalties. Revenue for this segment for the three months ended November 30, 2000 was $900,792 compared to $854,333 for the same period of 1999, an increase of $46,459, or 5%.

Image processing product revenue for the three months ended November 30, 2000 was $323,000, an increase of 24% over the same period of 1999. This increase resulted from a multiple licensing ScanFix sale to one customer that represented 11% of total Component Product Technologies revenue for the three months ended November 30, 2000.

Maintenance revenue for the our Component Product Technologies products for the three months ended November 30, 2000 was $73,000, an increase of 130% over the first quarter of 1999 due to our effort to proactively enroll new customers in maintenance agreements and renew maintenance agreements with existing customers.

Offsetting the image processing and maintenance revenue increases is a decrease of $59,000, or 10%, in image display product revenue for the three months ended November 30, 2000 as compared to the same period of 1999. This decrease is primarily due to one large multiple licensing sale in the prior first quarter that accounted for 16% of total revenue for this segment. No image display product sales of that magnitude were made during the three months ended November 30, 2000. Approximately 53% and 48% of our Component Product Technologies revenue for the three months ended November 30, 2000 and 1999, respectively, was derived from sales of multiple licenses to individual customers. Currently, the profitability of this segment depends on the ability to secure significant sales of multiple licenses to individual customers. We do not currently expect as many large sales to customers in the second quarter of fiscal 2001 compared to the first quarter of 2001 and, consequently, profitability and revenue could be negatively impacted.

We reallocated resources from the professional services segment upon the completion of its final projects in order to further develop the image display and image processing products in an effort to make them more competitive in the current marketplace. The result of those efforts was the release of the initial version of our Prizm(TM) Color Image Processing toolkit early in the second quarter of fiscal 2001. This toolkit will allow, for the first time, independent software vendors, large service bureaus and scanner manufacturers to have a complete set of software tools to process scanned color images in their document management, knowledge management and forms processing solutions. We expect this new product to provide revenue starting in the third quarter of the current fiscal year.

Operating income margins for this segment were 37% and 27% for the three months ending November 30, 2000 and 1999, respectively. The increase in the operating margin in the first quarter of 2001 compared to the first quarter of fiscal 2000 is a result of our increased revenue combined with a decline in certain operating expenses. Amortization of capitalized software costs decreased to $29,000 for the three months ended November 30, 2000 compared to $83,000 for the three months ended November 30, 1999. This decrease of approximately $54,000 or 65% is due to the write-offs of the capitalized costs of unprofitable software products during the last three quarters of fiscal year 2000. Sales and marketing costs decreased to $162,000 for the three months ended November 30, 2000 from $207,000 for the three months ended November 30, 1999. That decrease of $45,000 or 22% was due to fewer sales personnel in the first quarter of fiscal 2001 compared to the same period of fiscal 2000. The decrease in sales personnel is partially a result of closing one of our sales offices during the second quarter of fiscal 2000. Offsetting these expense decreases is an increase in research and development cost to $123,000 for the three months ended November 30, 2000 compared to $84,000 for the three months ended November 30, 1999. This increase of approximately $39,000 or 46% is due to the allocation of additional resources from the professional services segment to develop the new Prizm Color IP toolkit and upgrade other existing products.


Assessment Product Technologies
--------------------------------


                                 Three Months Ended
                                     November 30
                                ------------------------
                                     2000          1999
                                     ----          ----
Revenue from external customers  $   6,200      $     -
                                 -----------   -----------
Operating loss                    (180,972)     (28,801)
                                 -----------   -----------


For the three months ended November 30, 2000, revenue for the Assessment Product Technologies segment was $6,200. This revenue resulted from a consulting project for one customer. We incurred combined costs of approximately $187,000 and $29,000 in research and development and business development for the three month periods ending November 30, 2000 and 1999, respectively. We incurred substantially all of the operating expenses in the first quarter of fiscal 2001 on the design and development of the new Virtual Scoring Center(TM) software product designed for the K-12 educational assessment vertical market. We expect to install a custom version of the Virtual Scoring Center at one customer location during the second quarter of fiscal year 2001 and have the product available for pilot testing on a more widespread basis during the second half of fiscal 2001. We expect to have a commercial version of the product available at the beginning of fiscal year 2002. Operating expenses in the three months ended November 30, 2000 were incurred for the development of the Digital Mark Recognition(TM) software product prototype. We are continuing discussions with an independent software vendor to integrate the Digital Mark Recognition into their forms processing software in an effort to offer an alternative to vendors and/or educational entities that process large volumes of "fill in the bubble" form answer sheets for standardized tests.


Professional Services
---------------------


                                   Three Months Ended
                                      November 30
                                -----------------------
                                     2000         1999
                                     ----         ----
Revenue from external customers  $15,298       $253,842
                                 -----------   -----------
Operating income (loss)            3,550       (106,244)
                                 -----------   -----------


Revenue for the Professional Services segment was $15,298 during the three months ended November 30, 2000 compared to $253,842 for the same period of 1999, a decrease of $238,544 or 94%. The revenue decline resulted from our decision in fiscal 2000 to transition out of our professional service business. Three customers accounted for all of the revenue for the first quarter of fiscal 2001 and 80% of the revenue for the first quarter of fiscal 2000.

Operating income (loss) for the segment was 23% and (42%) of revenue for the three months ending November 30, 2000 and 1999, respectively. Operating margins for the first quarter of fiscal 2000 were negatively impacted by cost overruns on two fixed-fee projects. One of those projects was completed in the fourth quarter of fiscal 2000, while the other was completed and accepted by the customer during the first quarter of fiscal 2001. The completion of this final professional services project during the first quarter of fiscal 2001 resulted in operating income for the quarter. We will continue to provide maintenance for these projects during the remainder of fiscal 2001 but will not offer professional services to any new customers. We allocated Professional Services segment resources to product development upon completion of these projects.

Document Conversion
-------------------


                                     Three Months Ended
                                        November 30
                                  -------------------------
                                      2000           1999
                                      ----           ----
Revenue from external customers    $60,176        $62,850
                                   -----------    -----------
Operating income (loss)              7,373         (4,943)
                                   -----------    -----------



Revenue for the Document Conversion segment was $60,176 for the three months ended November 30, 2000 compared to $62,850 for the same period of 1999, a decrease of $2,674 or 4%. Approximately 83% of the document conversion revenue for the first quarter of fiscal 2001 came from three customers and approximately 39% of fiscal 2000 first quarter revenue came from one customer. Operating income (loss) margins were 12% and (8%) for the quarters ended November 30, 2000 and 1999, respectively. The decrease in the loss margin from fiscal 2000 primarily resulted from a decrease in general and administrative personnel costs of approximately $13,000 or 100% due to a reallocation of resources to the other segments.


Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net income (loss) for the three month periods ending November 30, 2000 and 1999.

                                      Three Months Ended
                                          November 30
                                    --------------------------

                                       2000           1999
                                       ----           ----
Total company revenue               $  982,466     $ 1,171,025
                                    -----------    ------------
Operating income for
  reportable segments                  167,541          87,990
Unallocated corporate expenses        (112,266)       (111,382)
Interest income                         18,866          11,595
Interest expense                        (4,408)         (5,011)
Other, net                               3,900           6,300
Income tax expense                     (21,725)         (3,249)
                                    ------------   -------------
  Net income (loss)                 $   51,908     $   (13,757)
                                    ============   =============
Income per share:
  Basic                                   0.00            0.00
  Diluted                                 0.00            0.00
                                    ===========    ============


Total revenue for the three months ended November 30, 2000 was $982,466 compared to $1,171,025 for the same quarter of fiscal 2000, a decrease of $188,559, or 16%. Professional services revenue decreased $239,000 or 94% due to our decision to transition out of our professional services business and to reallocate resources previously dedicated to the Professional Services segment to other segments for product development. Partially offsetting the decrease in professional services revenue was a $46,000 or 5% increase in licensing and royalty revenue. Revenue from image processing products increased $63,000 or 24% and maintenance revenue increased $41,000 or 130%; partially offsetting these increases was a decrease of $59,000 or 10% in image display revenue. Our total net income for the three months ended
November 30, 2000 was $51,908 or $0.00 income per share (basic and diluted), compared to net loss of $13,757 or $0.00 loss per share (basic and diluted), for the first quarter of fiscal 2000. The increase in profitability is primarily attributable to the decrease in operating expenses associated with our transition out of the unprofitable Professional Services segment.
Deferred income tax expense of $21,725 for the current first quarter was recorded and resulted in a corresponding decrease in deferred tax assets. A deferred income tax benefit of approximately $4,000 for the three months ended November 30, 2000 was offset by a corresponding increase to the valuation allowance for deferred tax assets. Income tax expense recorded for the three month period ended November 30, 1999 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $462,775 as of November 30, 2000. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, we will be required to generate future taxable income of approximately $1,220,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at November 30, 2000 was $1,248,759 with a current ratio of 2.8:1, compared to $1,376,235 with a current ratio of 2.9:1 at August 31, 2000. Net cash used in operations for the three months ended November 30, 2000 was $229,616 compared to net cash provided by operations of $33,854 for the same period of 1999. The decrease in operating cash flows for the current three month period over the same period last year is primarily due to the timing of customer cash collections. Net cash used in investing activities for the three months ending November 30, 2000 was $167,253 compared to $79,427 for the same period in fiscal 2000. The increase in investing cash flows primarily relates to the increase in capitalized software development costs due to the increased research and development activities in the three months ended November 30, 2000 compared to the same period of 1999. Net cash used in financing activities for the three months ending November 30, 2000 was $113,589 compared to $22,100 for the same period in fiscal 2000. This increase is primarily due to the repurchase and retirement of 400,000 shares of common stock in the first quarter of fiscal 2001.

We anticipate that operating cash flows will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Name of Exhibit
      27    Financial Data Schedule.




(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


TMS, Inc.


Date:  January 16, 2001          /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, President

Date:  January 16, 2001          /s/ Kent E. Warkentin
       ----------------          ---------------------
                                 Kent E. Warkentin, Controller