Form 10QSB
period 2001-02-28
TMS INC /OK/
filed 2001-04-16
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 28, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                    Commission File Number  0-18250

                         TMS, Inc.
     (Exact name of small business issuer as specified in its charter)

     OKLAHOMA                            91-1098155
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                      206 West Sixth Street
                       Post Office Box 1358
                    Stillwater, Oklahoma  74076
               (Address of principal executive offices)
                           (405) 377-0880
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at March 31, 2001
Common stock, par value $.05 per share            12,982,175

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 28, 2001 and August 31, 2000

                                               February 28,
                                                  2001        August 31,
                                               (unaudited)      2000*
                                               -----------   ----------

Cash                                           $   837,502     $1,359,692
Trade accounts receivable, net                     771,975        461,549
Contract service work in process                    51,982        146,848
Other current assets                               199,349        118,292
                                               -----------    -----------
   Total current assets                          1,860,808      2,086,381
                                               -----------    -----------
Property and equipment                           2,572,571      2,722,797
Accumulated depreciation and amortization       (1,574,619)    (1,649,589)
                                               ------------   -----------
   Net property and equipment                      997,952      1,073,208
                                               -----------    -----------
Capitalized software development costs, net        607,151        388,258
Other assets                                       573,213        541,407
                                               -----------    -----------

Total assets                                   $ 4,039,124     $4,089,254
                                               ===========    ===========

Current obligation under capital leases        $         -     $   11,705
Current installments of long-term debt              29,763         28,943
Accounts payable                                   128,240         80,879
Deferred revenue                                   343,040        287,512
Other current liabilities                          227,720        301,107
                                               -----------    -----------
   Total current liabilities                       728,763        710,146

Long-term debt, net of current installments        237,308        252,456
Other liabilities                                   12,969         10,375
                                               -----------    -----------
Total liabilities                                  979,040        972,977
                                               -----------    -----------
Common stock                                       654,833        674,533
Additional paid-in capital                      11,345,837     11,422,299
Unamortized deferred compensation                     (258)        (1,809)
Accumulated deficit                             (8,883,099)    (8,884,719)
Treasury stock                                     (57,229)       (94,027)
                                               -----------    -----------
Total shareholders' equity                      3,060,084       3,116,277
                                               -----------    -----------

Total liabilities and shareholders' equity    $ 4,039,124     $ 4,089,254
                                             ============     ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.


TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Six Months Ended February 28,
2001 and February 29, 2000

                                            Three Months Ended             Six Months Ended
                                        February 28, February 29,    February 28, February 29,

                                             2001          2000           2001         2000
                                            -----         -----          -----        -----
Revenue:
 Licensing and royalties                 $  779,929     $  513,069  $  1,680,721   $  1,367,402
 Assessment consulting services                   -              -         6,200              -
 Software development services               27,660         72,049        42,958         25,891
 Document conversion services                61,358         65,814       121,534        128,664
                                        ------------  ------------  ------------   ------------
                                            868,947        650,932     1,851,413      1,821,957
                                        ------------  ------------  ------------   ------------
Operating costs and expenses:
 Cost of licensing and royalties             75,575        177,977       154,605        298,303
 Cost of software development services        6,928        134,023        17,113        380,638
 Cost of document conversion services        37,348         31,588        75,725         64,182
 Selling, general and administrative        573,001        367,229     1,183,723      1,064,748
 Research and development                   240,207         97,798       428,454        194,161
                                        ------------  ------------  ------------   ------------
                                            932,429        808,615     1,859,620      2,003,032
                                        ------------  ------------  ------------   ------------
Operating loss                              (63,482)      (157,683)       (8,207)      (181,075)

Other income, net                            11,060            271        29,419         13,155
                                        ------------  ------------  ------------   ------------
(Loss) income before income taxes           (52,422)      (157,412)        21,212      (167,920)
                                        ------------  ------------  ------------   ------------

Income tax expense                          (21,725)         4,233             -          7,482
                                        ------------  ------------  ------------   ------------
Net loss                                $   (30,697)    $ (161,645)   $   21,212   $   (175,402)
                                        ============  ============  ============   ============

Basic earnings per share                $     (0.00)    $    (0.01)   $    0.00    $      (0.01)
                                        ============  ============   ============  ============
Weighted average common shares           12,955,894     13,369,736    13,134,188     13,477,071
                                        ============  ============  ============   ============
Diluted earnings per share              $     (0.00)    $    (0.01)  $      0.00   $      (0.01)
                                        ============  ============  ============   ============
Weighted average common and common
equivalent shares                        12,955,894     13,369,736    13,153,399     13,477,071
                                        ============  ============  ============   ============

See accompanying notes to condensed
  financial statements.


TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Six Months Ended February 28, 2001 and
   February 29, 2000



                                               February 28,  February 29,
                                                   2001          2000
                                                   -----         -----
Net cash flows (used in) provided by
  operating activities                         $   (97,510)    $  251,695
                                                -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment              (28,474)       (43,510)
  Capitalized software development costs          (277,271)      (133,304)
  Proceeds from sale of equipment                    3,170          1,015
  Patent costs                                     (10,570)              -
                                                -----------     ----------
  Net cash used in investing activities           (313,145)      (175,799)
                                                -----------     ----------
Cash flows from financing activities:
  Repayments of long-term debt                     (14,328)       (14,783)
  Repayments of capital lease obligation           (14,413)       (32,598)
  Sale of common stock                                   -          2,000
  Sale of treasury stock, at cost                   17,206              -
  Purchase of treasury stock, at cost             (100,000)       (91,340)
                                                -----------      ---------
  Net cash used in financing activities           (111,535)      (136,721)
                                                -----------    -----------
Net decrease in cash                              (522,190)       (60,825)

Cash at beginning of period                      1,359,692      1,057,710
                                                -----------    -----------
Cash at end of period                          $   837,502    $   996,885
                                               ============    ===========

See accompanying notes to condensed
  financial statements.





TMS, Inc.
Notes to Condensed Financial Statements (unaudited)



Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2000.

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


Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:


                           Three Months Ended February 28, 2001    Three Months Ended February 29, 2000
                           -----------------------------------    ------------------------------------
                             Loss           Shares       Per-Share     Loss         Shares      Per-Share
                          (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                           -----------  -------------  ---------   -----------  ------------   ---------
Basic EPS:
  Net Loss               $(30,697)       12,955,894     $(0.00)    $ (161,645)     13,369,736     $(0.01)

Effect of Common
  Stock options                                   -                                         -
                       -------------  -------------   ---------    ----------    ------------    ---------
Diluted EPS:
  Net Loss               $(30,697)       12,955,894    $ (0.00)    $ (161,645)     13,369,736     $(0.01)
                       =============   =============   =========    ===========   =============  =========


                           Six Months Ended February 28, 2001      Six Months Ended February 29, 2000
                           -----------------------------------   ------------------------------------
                            Income         Shares      Per-Share      Loss          Shares         Per-Share
                          (Numerator)    (Denominator)   Amount    (Numerator)    (Denominator)     Amount
                          -----------  -------------  ---------  -----------     ------------      ---------
Basic EPS:
  Net Income (loss)        $21,212       13,134,188      $ 0.00     $(175,402)     13,477,071     $(0.01)

Effect of Common
  Stock options                              19,211                                        -
                         -------------  -------------   ---------    ----------    ------------  ---------
Diluted EPS:
  Net Income (loss)        $21,212       13,153,399      $ 0.00     $(175,402)     13,477,071      $(0.01)
                         =============  =============   =========   ===========   =============  =========



Options to purchase approximately 678,000 shares and 240,000 shares of common stock at prices ranging from $.27 to $.75 per share were outstanding at February 28, 2001 and February 29, 2000, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 19,000 options to purchase common stock at prices ranging from $.125 to $.313 were excluded from the computation of diluted loss per share for the three months ended February 28, 2001, because of their anti-dilutive effect. Approximately 741,000 and 848,000 options to purchase shares of common stock were outstanding at February 28, 2001 and February 29, 2000, respectively. All options expire during periods through the year 2008.

Shareholders' Equity
--------------------
We repurchased and retired 400,000 shares of common stock in the first quarter of fiscal year 2001 at a cost of $100,000 to reduce the number of outstanding shares. This purchase is in addition to the 366,000 and 100,000 shares repurchased in the second quarter of fiscal 2000 and the fourth quarter of fiscal 1999, respectively, as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors. During the six months ending February 28, 2001, we issued approximately 82,000 common shares that were held in treasury at an aggregate sales price of approximately $17,000. These shares were issued to employees participating in our employee stock purchase plan.

Reclassifications
-----------------
Certain 2000 amounts have been reclassified to conform to the 2001 financial statement presentation.


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


Following is selected financial information for each of our reportable segments for the three and six-month periods ended February 28, 2001 and February 29, 2000. All revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------



                                         Three Months Ended            Six Months Ended
                                  February 28,    February 29,    February 28,    February 29,
                                      2001             2000             2001          2000
                                      ----             ----             ----          ----
Revenue from external customers     $779,929        $513,069        $1,680,721     $1,367,402
                                  ------------    ------------     ------------   -----------
Operating income                    $196,474        $160,332        $  534,063     $  388,311
                                  ------------    ------------     ------------   -----------



Our revenue from the component product technologies segment is primarily from licensing our ViewDirector, Prizm Plug-in, ScanFix and FormFix products and from related royalties. Revenue for this segment for the three months ended February 28, 2001 was $779,929 compared to $513,069 for the same period of 2000, an increase of $266,860, or 52%. Segment revenue for the six months ended February 28, 2001 was $1,680,721 compared to $1,367,402 for the same six-month periodof 2000, an increase of $313,319, or 23%.

Image display product revenue for the three-month periods ended February 28, 2001 and February 29, 2000 was $412,000 and $278,000, respectively, a $134,000, or 48%, increase. This increase accounts for 50% of the total segment revenue increase between those periods and results from a greater number of large multiple licensing sales. These large sales are a direct impact of the reorganization of our sales force during fiscal 2001. Image display product revenue for the six months ended February 28, 2001 was $916,000 compared to $841,000 for the same period of 2000, a $75,000, or 9%, increase.

Image processing product revenue for the three-month period ended February 28, 2001 and February 29, 2000 was $289,000 and $196,000, respectively, a $93,000, or 47% increase. Image processing product revenue for the six months ended February 28, 2001 was $613,000 compared to $456,000 for the same period of 2000,
a $157,000, or 34%, increase.   These increases in image processing product
revenue are primarily due to a greater number of large sales during the three and six-month periods ended February 28, 2001, compared to the same periods in 2000.

Maintenance revenue for our component product technologies products for the three and six month periods ended February 28, 2001 was $78,000 and 152,000, respectively, representing increases of 101% and 114% over the same periods of 2000. These increases are due to our continued effort to enroll new customers in maintenance agreements and renew maintenance agreements with existing customers.

One customer accounted for 11% and 12% of the segment's revenue during the three-month periods ended February 28, 2001 and February 29, 2000, respectively. No single customer accounted for greater than 10% of the segment revenue for the six-month period ended February 28, 2001. Approximately 10% of the segment revenue for the six months ended February 29, 2000 came from one customer. Approximately 53% and 57% of our component products technologies revenue for the three and six month periods ended February 28, 2001, respectively, was derived from sales of multiple licenses to individual customers compared to 41% and 57% for the same time periods during 2000. Currently, the profitability of this segment depends on the ability to secure significant sales of multiple licenses to individual customers.

Operating income margins for this segment were 25% and 31% for the three months ended February 28, 2001 and February 29, 2000, respectively. The decrease in the operating margin in the second quarter of 2001 compared to the second quarter of fiscal 2000 is primarily a result of recovery of a previously recorded bad debt of approximately $258,000 in the prior second quarter, resulting in a decrease in general and administrative expense. Changes in various other operating expenses also impacted the operating margins for the current and prior fiscal year second quarters.

Amortization of capitalized software costs decreased to $29,000 for the three months ended February 28, 2001 compared to $60,000 for the three months ended February 29, 2000. This decrease of approximately $31,000 or 52% is due to the write-offs of the capitalized costs of unprofitable software products during the last three quarters of fiscal year 2000. These write-offs include a $73,000 write-down of the remaining unamortized capitalized software development costs for SpectrumFix 1.0 in the second quarter of fiscal 2000.

Sales and marketing costs increased to $185,000 for the three months ended February 28, 2001 from $140,000 for the three months ended February 29, 2000. That increase of $45,000 or 32% was due to an increase in the number of sales personnel in the second quarter of fiscal 2001 and an increase in advertising efforts. Research and development costs increased to $147,000 for the three months ended February 28, 2001 compared to $83,000 for the three months ended February 29, 2000. This increase of approximately $64,000 or 77% is due to the allocation of additional resources from the professional services segment to develop the new Prizm Color IP toolkit and upgrade other existing products.

Operating income margins for this segment were 32% and 28% for the six months ended February 28, 2001 and February 29, 2000, respectively. The increase in the operating income margin is primarily due to the write-off of the capitalized costs of SpectrumFix in the first quarter of fiscal 2000. Offsetting this write-off was the bad debt recovery during the second quarter of fiscal 2000 as discussed above. Other expense fluctuations that impacted the operating margins for the six months ended February 28, 2001 and February 29, 2000, were amortization expense and research and development expense.

Amortization of capitalized software costs decreased to $58,000 for the six months ended February 28, 2001 compared to $143,000 for the six months ended February 29, 2000. This decrease of approximately $85,000 or 52% is due to the write-offs of the capitalized costs of unprofitable software products during the last three quarters of fiscal year 2000.

Research and development costs increased to $269,000 for the six months ended February 28, 2001 compared to $167,000 for the six months ended February 29, 2000. This increase of approximately $102,000 or 61% is due to the allocation of additional resources from the professional services segment to develop the new Prizm Color IP toolkit and upgrade other existing products.

 Assessment Product Technologies
--------------------------------



                                         Three Months Ended            Six Months Ended
                                  February 28,   February 29,    February 28,    February 29,
                                      2001            2000             2001          2000
                                      ----            ----             ----          ----
Revenue from external customers            -              -        $    6,200             -
                                  ------------   ------------    ------------   -----------
Operating loss                    $(215,542)       $(68,892)       $ (396,514)     $(97,693)
                                  ------------   ------------    ------------   -----------



For the six months ended February 28, 2001, revenue for the assessment product technologies segment was $6,200 compared to no revenue from this segment for the same period during 2000. This revenue resulted from a consulting project in the first quarter of 2001 for one customer. We incurred combined costs of approximately $216,000 and $69,000 in research and development and business development for the three-month periods ending February 28, 2001 and February 29, 2000, respectively, and $397,000 and 98,000 for the six-month periods ended February 28, 2001 and February 29, 2000, respectively. We incurred substantially all of the operating expenses in fiscal 2001 on the design and development of the new Virtual Scoring CenterT software product designed for the K-12 educational assessment vertical market. We installed the initial release the VSCT at one customer location during the second quarter of fiscal 2001 and started pilot testing the product in March 2001. The pilot testing is currently being performed by one school district and we have a commitment from another school district to begin testing the system in May 2001. We expect to have a commercial version of the product available at the beginning of fiscal year 2002. Operating expenses incurred during the three and six months ended February 29, 2000 were incurred for the development of the Digital Mark Recognition software product prototype. As of February 28, 2001, this segment had a revenue backlog of approximately $200,000 from one customer that is expected to be recorded as revenue in the third quarter of fiscal 2000 upon acceptance by the initial Virtual Scoring Center customer.


Professional Services
---------------------



                                    Three Months Ended            Six Months Ended
                                February 28,  February 29,  February 28,   February 29,
                                     2001           2000           2001          2000
                                     ----           ----           ----          ----
Revenue from external customers    $27,660      $   72,049       $42,957      $  325,891
                                -----------    -----------    -----------    -----------
Operating income (loss)            $20,787      $ (145,547)      $24,337      $ (251,791)
                                -----------    -----------    -----------    -----------



Revenue for the professional services segment was $27,660 during the three months ended February 28, 2001 compared to $72,049 for the same period of 2000, a decrease of $44,389 or 62%. Segment revenue for the six months ended February 28, 2001 was $42,957 compared to $325,891 for the six-month period ended February 29, 2000, a decrease of $282,934 or 87%. These revenue declines resulted from our decision in fiscal 2000 to discontinue our professional service business. Three customers accounted for all of the revenue for the three and six-month periods ended February 28, 2001. Four customers accounted for approximately 95% of the revenue for the second quarter of fiscal 2000, and 78% of the revenue for the six months ended February 29, 2000 came from three customer contracts.

Operating income for the segment was 167% and 88% of revenue for the three and six months ending February 28, 2001, respectively, compared to a loss equal to 202% and 77% of revenue for the three and six months ending February 29, 2000,
respectively.   Operating margins for the three and six-month periods ended
February 29, 2000 were negatively impacted by cost overruns on two fixed-fee projects. One of those projects was completed in the fourth quarter of fiscal 2000, while the other was completed and accepted by the customer during the first quarter of fiscal 2001. Operating margins for the three and six months ended February 28, 2001 improved over the same periods in 2000 due to better
cost controls for the work performed on these projects in fiscal 2001.   We will
continue to provide maintenance for these projects during the remainder of fiscal 2001 but will not offer professional services to any new customers. We allocated professional services segment resources to product development upon completion of these projects.

Document Conversion
-------------------


                                       Three Months Ended            Six Months Ended
                                 February 28,   February 29,   February 28,  February 29,
                                     2001            2000           2001            2000
                                     ----            ----           ----            ----
Revenue from external customers    $61,358         $65,814        $121,534        $128,664
                                 ------------   ------------   -----------     -----------
Operating income (loss)            $23,157         $(2,546)       $ 30,531        $ (7,490)
                                 ------------   -----------    -----------      -----------


Revenue for the document conversion segment was $61,358 for the three months ended February 28, 2001 compared to $65,814 for the same period of 2000, a decrease of $4,456 or 7%. Segment revenue for the six months ended February 28, 2001 was $121,534 compared to $128,664 for the six-month period ended February 29, 2000, a decrease of $7,130 or 6%. Approximately 96% and 86% of the document conversion revenue for the three and six months ended February 28, 2001, respectively, came from three customers. All of the segment revenue for the three months ended February 29, 2000 came from five customers and approximately 92% of the revenue came from four customers for the six months ended February 29, 2000.

Operating income for the segment was 38% and 25% of revenue for the three and six months ending February 28, 2001, respectively, compared to a loss equal to 4% and 6% of revenue for the three and six months ending February 29, 2000, respectively. The increase in margins from fiscal 2000 primarily resulted from a decrease in general and administrative costs of approximately $36,000, or 98%, and $57,000, or 79%, for the three and six month periods ended February 28. 2001 compared to the same periods last fiscal year. These decreases are due to a reallocation of resources to the other segments and the expiration of two capital leases during the first quarter of fiscal 2001 for certain document conversion equipment.

During the three months ended February 28, 2001, we decided to discontinue document conversion services to several customers. Upon completion of the work for these customers in the third quarter of fiscal 2001, we expect a decline in document conversion revenue. We will continue to provide document conversion services to one customer during the remainder of fiscal 2001.


Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net income (loss) for the three and six month periods ending February 28, 2001 and February 29, 2000.



                                        Three Months Ended         Six Months Ended
                                   February 28,  February 29,   February 28,   February 29,
                                      2001            2000           2001            2000
                                      ----            ----           ----            ----
Total company revenue              $ 868,947     $   650,932     $ 1,851,413     $ 1,821,957
                                  -----------     -----------    -----------    ------------
Operating income (loss) for
  reportable segments                 24,876         (56,653)        192,417          31,337
Unallocated corporate expenses       (88,358)       (101,030)       (200,624)       (212,412)
Interest income                       14,524          11,702          33,391          23,297
Interest expense                      (3,788)         (5,827)         (8,196)        (10,838)
Other, net                               324          (5,604)          4,224             696
Income tax benefit (expense)          21,725          (4,233)              -          (7,482)
                                   ------------  ------------   ------------    ------------
  Net loss                         $ (30,697)     $ (161,645)     $   21,212     $  (175,402)
                                  ===========    ===========     ===========    ============
Loss per share:
  Basic                            $   (0.00)     $    (0.01)     $     0.00     $     (0.01)
  Diluted                              (0.00)          (0.01)           0.00           (0.01)
                                   ===========   ===========    ===========    ============



Total revenue for the three months ended February 28, 2001 was $868,947 compared to $650,932 for the same quarter of fiscal 2000, an increase of $218,015, or 33%. Licensing and royalty revenue for the three months ended February 28, 2001 increased to $780,000 from $513,000, a $267,000 or 52% increase over the same quarter of fiscal 2000. Revenue from image display products for the three months ended February 28, 2001 increased to $412,000 from $278,000, a $134,000 or 48% increase over the same quarter of fiscal 2000. Image processing product revenue for the three months ended February 28, 2001 increased to $289,000 from $196,000, a $93,000 or 47% increase over the same quarter of fiscal 2000. Maintenance revenue for the three months ended February 28, 2001 increased to $78,000 from $39,000, a $39,000 or 101% increase over the same quarter of fiscal 2000. Partially offsetting the licensing and royalty revenue for the three months ended February 28, 2001 was a decrease of $28,000 from $72,000 to $44,000 in professional services revenue due to our decision to discontinue the professional services segment and to reallocate resources previously dedicated to the professional services segment to other segments for product development. Our total net loss for the three months ended February 28, 2001 was $30,697 or $0.00 per share (basic and diluted), compared to a net loss of $161,645 or $0.01 per share (basic and diluted), for the second quarter of fiscal 2000. The increase in profitability is primarily attributable to the decrease of $211,000 or 97% in operating expenses associated with our transition out of the unprofitable professional services segment. In addition, the profitability for the second quarter of fiscal 2000 was negatively impacted by the $73,000 write-off of SpectrumFix 1.0. However, the profitability for the three months ended February 29, 2000 was positively impacted by the $258,000 recovery of a previously written-off bad debt. The decrease in the current second quarter professional services operating expenses discussed above was partially offset by the increase of $147,000 or 212% in development costs for the assessment product technologies segment. A deferred income tax benefit of approximately $22,000 for the current second quarter was recorded based on our current estimate of the overall tax rate expected for the fiscal year. Income tax expense recorded for the three-month period ended February 29, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Total revenue for the first six months of fiscal 2001 was $1,851,413 compared to $1,821,957 for the same period in fiscal 2000, an increase of $29,456 or 2%. Although the professional services segment revenue decreased $283,000 or 87% for the six months ended February 28, 2001 compared to the same period of 2000, we maintained the same level of total revenue between those periods due to an increase of $313,000 or 23% in licensing and royalty revenue. The decline in professional services revenue was expected based on our decision to discontinue the professional services segment. Licensing and royalty revenue increased based on the revenue increases for image processing products, image viewing products and maintenance as discussed above in the Component Product Technologies section.

Net income for the first six months of fiscal 2001 was $21,212 or $0.00 per share (basic and diluted), compared to net loss of $175,402, or $0.01 per share (basic and diluted), for the same period in fiscal 2000. This profitability increase is primarily due to the decrease of $559,000 or 97% in operating expenses associated with our transition out of the unprofitable professional services segment. This decrease is partially offset by the increase of $299,000 or 306% in development costs for the assessment product technologies segment for the six months ended February 28, 2001 compared to the same period in 2000. The profitability for the six months ended February 29, 2000 was positively impacted by the $258,000 recovery of a previously written-off bad debt; however, this recovery was partially offset by the $73,000 write-off of SpectrumFix 1.0 during the same period. A deferred income tax benefit of approximately $64,000 for the six-month period ended February 29, 2000 was offset by a corresponding increase to the valuation allowance for deferred tax assets. Income tax expense reported for the six-month period ended February 29, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $484,500 as of February 28, 2001. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at February 28, 2001 was $1,132,045 with a current ratio of 2.6:1, compared to $1,376,235 with a current ratio of 2.9:1 at August 31, 2000. Net cash used in operations for the six months ended February 28, 2001 was $97,510 compared to net cash provided by operations of $251,695 for the same period of 2000. The decrease in operating cash flows for the current six month period over the same period last year is primarily due to the timing of customer cash collections. Net cash used in investing activities for the six months ending February 28, 2001 was $313,145 compared to $175,799 for the same period in fiscal 2000.

The increase in investing cash flows primarily relates to the increase in capitalized software development costs due to the increased product development related primarily to the PrizmT Color Image Processing toolkit and the Virtual Scoring Center during the six months ended February 28, 2001 compared to the same period of 2000. Net cash used in financing activities for the six months ending February 28, 2001 was $111,535 compared to $136,721 for the same period in fiscal 2000. This decrease is primarily due to the expiration of two capital leases in the first quarter of fiscal 2001 and the cash inflows during 2001 from the sale of common stock to employees under the employee stock purchase plan. Our purchase and retirement of common shares accounted for $100,000 and $87,500 of the cash used in financing activities for the six months ending February 28, 2001 and February 29, 2000, respectively.

We anticipate that operating cash flows will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



PART II - Other Information

Item 1. Legal Proceedings

On September 12, 2000 we filed arbitration proceedings with the American Arbitration Association against one of our value added resellers for failing to comply with royalty reporting and payment obligations as outlined in our value added reseller agreement. We are seeking a one-time royalty payment of $440,000 plus interest and legal fees from the reseller. Through February 28, 2001 we have incurred approximately $60,000 of expense related to this arbitration. We expect to incur an additional $70,000 of expense related to this matter. The arbitration hearing is scheduled for July 2001.

Item 4. Submission of Matters to a Vote of Security Holders

a) The Company held its annual meeting of shareholders on January 26, 2001.

b) The following matters were voted upon at the annual meeting:
     1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                              Affirmative         Votes Withheld
Rudy J. Alvarado              11,256,934             245,726
Doyle E. Cherry               10,996,316             506,344
James R. Rau, M.D.            11,001,316             501,344
Russell W. Teubner            11,241,686             260,974
Marshall C. Wicker            10,996,834             505,826


       2) The shareholders ratified the appointment of KPMG LLP as independent public accountants for fiscal year 2001. Affirmative votes were 11,318,988; negative votes were 119,382; and abstentions were 64,290.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Name of Exhibit
      10.1  Agreement for Contract Services, North Dakota
            Department of Public Instruction

      10.2 Software License Agreement entered into by and between TMS, Inc. and the State of North Dakota,
            Department of Public Instruction




(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS Inc.


Date:  April 16, 2001            /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, President

Date:  April 16, 2001            /s/ Kent E. Warkentin
       ----------------          ---------------------
                                 Kent E. Warkentin, Controller