Form 10QSB
period 2001-05-31
TMS INC /OK/
filed 2001-07-16
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      May 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                    Commission File Number  0-18250

                         TMS, Inc.
     (Exact name of small business issuer as specified in its charter)

     OKLAHOMA                            91-1098155
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

                      206 West Sixth Street
                       Post Office Box 1358
                    Stillwater, Oklahoma  74076
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
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at June 30, 2001
Common stock, par value $.05 per share            13,029,358

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
May 31, 2001 and August 31, 2000

                                                 May 31,
                                                   2001       August 31,
                                               (unaudited)      2000*
                                                -----------     ----------

Cash                                           $   696,405     $1,359,692
Trade accounts receivable, net                     562,892        461,549
Contract service work in process                    33,930        146,848
Other current assets                               171,857        118,292
                                                -----------    -----------
   Total current assets                          1,465,084      2,086,381
                                                -----------    -----------
Property and equipment                           2,580,099      2,722,797
Accumulated depreciation and amortization       (1,600,109)    (1,649,589)
                                               ------------    -----------
   Net property and equipment                      979,990      1,073,208
                                                -----------    -----------
Capitalized software development costs, net        736,310        388,258
Other assets                                       572,101        541,407
                                                -----------    -----------

Total assets                                   $ 3,753,485     $4,089,254
                                                ===========    ===========

Current obligation under capital leases        $         -      $  11,705
Current installments of long-term debt              30,189         28,943
Accounts payable                                   145,581         80,879
Deferred revenue                                   248,434        287,512
Other current liabilities                          229,106        301,107
                                                -----------    -----------
   Total current liabilities                       653,310        710,146

Long-term debt, net of current installments        229,627        252,456
Other liabilities                                   12,968         10,375
                                                -----------    -----------
Total liabilities                                  895,905        972,977
                                                -----------    -----------
Common stock                                       654,983        674,533
Additional paid-in capital                      11,347,390     11,422,299
Unamortized deferred compensation                        -         (1,809)
Accumulated deficit                             (9,111,275)    (8,884,719)
Treasury stock                                     (33,518)       (94,027)
                                                -----------    -----------
Total shareholders' equity                       2,857,580      3,116,277
                                                -----------    -----------

Total liabilities and shareholders' equity     $ 3,753,485    $ 4,089,254
                                               ============    ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.


TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Nine Months Ended May 31,
2001 and 2000

                                           Three Months Ended             Nine Months Ended
                                          May 31,        May 31,       May 31,          May 31,
                                           2001           2000           2001            2000
                                           -----         -----          -----           -----
Revenue:
 Licensing and royalties                $  764,781    $  613,510    $  2,445,502   $   1,980,912
 Assessment scoring consulting services          -             -           6,200               -
 Software development services               8,412        24,395          51,370         350,286
 Document conversion services               42,812        59,735         164,346         188,399
                                       ------------  ------------    ------------    ------------
                                           816,005       697,640       2,667,418       2,519,597
                                       ------------  ------------    ------------    ------------
Operating costs and expenses:
 Cost of licensing and royalties            86,647       142,125         241,251         440,428
 Cost of software development services       3,187        63,598          20,300         444,236
 Cost of document conversion services       23,997        34,003          99,722          98,185
 Selling, general and administrative       684,620       582,147       1,868,345       1,646,896
 Research and development                  235,354       151,478         663,808         346,638
                                       ------------  ------------    ------------    ------------
                                         1,033,805       973,351       2,893,426       2,976,383
                                       ------------  ------------    ------------    ------------
Operating loss                            (217,800)     (275,711)       (226,008)       (456,786)

Other income, net                            6,178        16,061          35,597          29,214
                                       ------------  ------------    ------------    ------------
Loss  before income taxes                 (211,622)     (259,650)       (190,411)       (427,572)
                                       ------------  ------------    ------------    ------------

Income tax expense                               -         3,805               -          11,285
                                       ------------  ------------    ------------    ------------
Net loss                               $  (211,622)   $ (263,455)    $  (190,411)   $   (438,857)
                                       ============  ============    ============    ============

Basic loss per share                    $    (0.02)    $   (0.02)    $     (0.01)   $      (0.03)
                                       ============  ============    ============    ============
Weighted average common shares          13,004,267    13,244,659      13,090,881      13,399,600
                                       ============  ============    ============    ============
Diluted loss per share                  $    (0.02)    $   (0.02)    $     (0.01)   $      (0.03)
                                       ============  ============    ============    ============
Weighted average common and common
equivalent shares                       13,004,267    13,244,659      13,090,881      13,399,600
                                       ============  ============    ============    ============

See accompanying notes to condensed
  Financial statements.






TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Nine Months Ended May 31, 2001 and 2000



                                                  May 31,       May 31,
                                                    2001          2000
                                                   -----         -----
Net cash flows (used in) provided by
  Operating activities                         $   (44,035)     $ 761,164
                                                -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment              (52,030)       (33,803)
  Capitalized software development costs          (448,190)      (244,332)
  Proceeds from sale of equipment                    3,170          1,015
  Patent costs                                     (10,570)             -
                                                -----------    -----------
  Net cash used in investing activities           (507,620)      (277,120)
                                                -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                     (21,583)       (21,636)
  Repayments of capital lease obligation           (14,413)       (49,457)
  Sale of common stock                                   -          2,052
  Sale of treasury stock, at cost                   24,364              -
  Purchase of treasury stock, at cost             (100,000)       (91,340)
                                                -----------    -----------
  Net cash used in financing activities           (111,632)      (160,381)
                                                -----------    -----------
Net (decrease) increase in cash                   (663,287)       323,663

Cash at beginning of period                      1,359,692      1,057,710
                                                -----------    -----------
Cash at end of period                          $   696,405    $ 1,381,373
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

Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                             Three Months Ended May 31, 2001         Three Months Ended May 31, 2000
                           -----------------------------------   ------------------------------------
                            Loss           Shares      Per-Share       Loss         Shares      Per-Share
                          (Numerator)    (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                         -----------  -------------   ---------    -----------   ------------   ---------
Basic EPS:
  Net Loss                $(211,622)    13,004,267      $(0.02)     $(263,455)    13,244,659     $(0.02)

Effect of Common
  Stock options                                  -                                         -
                       -------------  -------------   ---------     ----------   ------------   ---------
Diluted EPS:
  Net Loss               $(211,622)     13,004,267      $(0.02)     $(263,455)    13,244,659     $(0.02)
                       =============  =============   =========    ===========  =============   =========


                              Nine Months Ended May 31, 2001           Nine Months Ended May 31, 2000
                           -----------------------------------   ------------------------------------
                              Loss         Shares      Per-Share      Loss          Shares       Per-Share
                          (Numerator)    (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                          -----------   -------------   ---------   -----------   ------------   ---------
Basic EPS:
  Net Loss                 $(190,411)     13,090,881      $(0.01)    $(438,857)    13,399,600      $(0.03)

Effect of Common
  Stock options                                    -                                        -
                        -------------   -------------   ---------    ----------   ------------   ---------
Diluted EPS:
  Net Loss                 $(190,411)     13,090,881      $(0.01)    $(438,857)    13,399,600      $(0.03)
                        =============   =============   =========   ===========  =============   =========



Options to purchase approximately 678,000 shares and 50,000 shares of common stock at prices ranging from $.27 to $.75 per share were outstanding at May 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 5,000 options to purchase common stock at prices ranging from $.125 to $.188 were excluded from the computation of diluted loss per share for the three and nine months ended May 31, 2001, because of their anti-dilutive effect. Approximately 737,000 and 848,000 options to purchase shares of common stock were outstanding at May 31, 2001 and 2000, respectively. All options expire during periods through the year 2008.

Shareholders' Equity
--------------------
We repurchased and retired 400,000 shares of common stock in the first quarter of fiscal year 2001 at a cost of $100,000 to reduce the number of outstanding shares. This purchase is in addition to the 366,000 and 100,000 shares repurchased in the second quarter of fiscal 2000 and the fourth quarter of fiscal 1999, respectively, as part of the stock repurchase program of up to 1,000,000 shares authorized by the board of directors. During the nine months ending May 31, 2001, we issued approximately 127,000 common shares that were held in treasury at an aggregate sales price of approximately $24,000. These shares were issued to employees participating in our employee stock purchase plan.

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


Following is selected financial information for each of our reportable segments for the three- and nine-month periods ended May 31, 2001 and 2000. All revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------



                                         Three Months Ended              Nine Months Ended
                                     May 31,          May 31,          May 31,        May 31,
                                      2001             2000             2001           2000
                                      ----             ----             ----          ----
Revenue from external customers   $   575,595      $  613,510       $2,256,316     $1,980,912
                                  ------------    ------------     ------------    -----------
Operating (loss) income            $ (144,236)      $  (6,396)      $  389,828     $  381,918
                                  ------------    ------------     ------------    -----------



Our revenue from the component product technologies segment is primarily from licensing our ViewDirector(TM), Prizm(TM) Plug-in, ScanFix(R) and FormFix(R) products and from related royalties. Revenue for this segment for the three months ended May 31, 2001 was $575,595 compared to $613,510 for the same period of 2000, a decrease of $37,915, or 6%. Segment revenue for the nine months ended May 31, 2001 was $2,256,316 compared to $1,980,912 for the same nine-month period of 2000, an increase of $275,404, or 14%.

During fiscal 2001 we have been focusing a large part of our technical development and sales and marketing efforts on web-based image display (Prizm Plug-in) and bitonal image processing (ScanFix) products. In addition, we have made concerted efforts to enroll new customers in maintenance agreements and renew maintenance agreements with existing customers. The result of these efforts is an increase in revenue for those products and an increase in maintenance revenue for all products for the first nine months of fiscal 2001 over the same period of fiscal 2000. Web-based image display revenue for the nine months ended May 31, 2001 was approximately $913,000 compared to $761,000 for the same period of 2000, an increase of $152,000 or 20%. Bitonal image processing product revenue for the nine months ended May 31, 2001 was approximately $657,000 compared to $441,000 for the same period of 2000, a $216,000, or 49% increase. Maintenance revenue for the nine-month period ended May 31, 2001 was approximately $232,000 compared to $121,000 for the same period of 2000, an increase of $111,000, or 92%.

The profitability of this segment depends in part on the ability to secure significant sales of multiple licenses to individual customers and variability of revenue between quarters can occur based on the timing of these large transactions. For the three months ended May 31, 2001, several large licensing transactions that we expected to be finalized by quarter-end were not completed and web-based image display and bitonal image processing revenue for the three months ended May 31, 2001 decreased slightly compared to the same period of fiscal 2000 (although for the nine-months ended May 31, 2001 both have increased as discussed above). Web-based image display product revenue for the three-month periods ended May 31, 2001 and 2000 was approximately $208,000 and $218,000, respectively, a $10,000, or 5%, decrease. Bitonal image processing product revenue for the three-month periods ended May 31, 2001 and 2000 was approximately $164,000 and $169,000, respectively, a $5,000, or 3% decrease. Maintenance revenue, however, increased from approximately $50,000 for the three months ended May 31, 2000 to approximately $80,000 for the three months ended May 31, 2001, an increase of $30,000, or 61%.

Approximately 44% and 50% of our total component products technologies revenue for the three- and nine-month periods ended May 31, 2001, respectively, was derived from sales of multiple licenses to individual customers compared to 41% and 51% for the same time periods during 2000. One customer accounted for approximately 12% of the segment's revenue during the three months ended May 31, 2001. No single customer accounted for greater than 10% of the segment revenue for the nine-month period ended May 31, 2001 or the three- and nine-month periods ended May 31, 2000.

We have concentrated less of our technical, sales and marketing efforts on two of our older products, our viewing toolkit (ViewDirector) and our forms processing toolkit (FormFix), because they are mature products utilizing older technologies and because we expect our investment in new technology related to color image processing and web-based viewing is expected to illicit greater financial returns over time. Our viewing toolkit and related royalty revenue for the three- and nine-month periods ended May 31, 2001 was approximately $90,000 and $301,000, respectively, representing decreases of 34% and 31% from the same periods of 2000. Forms processing toolkit and related royalty revenue for the three and nine-month periods ended May 31, 2001 was approximately $15,000 and $95,000, respectively, representing decreases of 14% and 42% from the same three- and nine-month periods of 2000. We expect revenue from these two products to continue to decrease over time as we launch new technologies intended to replace revenue from mature products utilizing older technologies.

During the first nine months of fiscal 2001, we made a significant investment in the development, marketing and sales of our new Prizm Color Image Processing toolkit that released early in the second quarter of fiscal 2001. At May 31, 2001, we had not yet recognized revenue from our new color image processing technology, but so far in the fourth quarter of the current fiscal year we have generated approximately $75,000 of revenue from the sale of this product. Although we believe our product is well positioned to be a valuable component of color image processing systems, the market for processing and enhancement of color images is an emerging market and we cannot be sure that the market will develop as we anticipate or will accept our product, which are risk factors inherent in the development and marketing of early market technologies.

The lack of sales of our Prizm Color IP toolkit contributed largely to the decrease in profitability for the segment in the three- and nine-month periods ended May 31, 2001 compared to the same periods of fiscal 2000 as we had not yet realized a return on our investment in that product. Operating loss margins for this segment were 25% and 1% for the three months ended May 31, 2001 and 2000, respectively. Operating income margins for this segment were 17% and 19% for the nine months ended May 31, 2001 and 2000, respectively. Research and development costs related to the continuing development of the Prizm Color IP toolkit and the upgrading of our other existing products increased to approximately $153,000 for the three months ended May 31, 2001 compared to $81,000 for the three months ended May 31, 2000, an increase of approximately $72,000, or 89%. Research and development costs increased to approximately $422,000 for the nine months ended May 31, 2001 compared to $249,000 for the nine months ended May 31, 2000, an increase of $173,000, or 69%.

Because of changes in our sales, product management and certain technical staff in fiscal 2001 we incurred substantially higher recruiting costs in fiscal 2001 than in fiscal 2000. Recruiting costs were approximately $34,000 and $7,000 for the three-month periods ending May 31, 2001 and 2000, respectively, an increase of approximately $27,000, or 360%. Recruiting costs were approximately $53,000 and $25,000 for the nine-month periods ended May 31, 2001 and 2000, respectively, an increase of approximately $28,000, or 110%. The increase in these costs contributed to the segment loss for the three and nine-month periods ended May 31, 2001.

Profitability for this segment has also been negatively impacted during fiscal 2001 by the professional fees and expenses of approximately $62,000 and $122,000 during the three- and nine-month periods ended May 31, 2001, respectively, related to arbitration proceedings we filed against one of our value added resellers. See further discussion below in the "Part 2 - Other Information" section.

Write-offs of the capitalized costs of unprofitable software products during fiscal 2000 negatively impacted the operating margins of the segment for the three and nine months ended May 31, 2000. The Prizm Image Server product was written off during the third quarter of fiscal 2000, resulting in a $49,000 expense. That write-off combined with the SpectrumFix write-off during the first quarter of fiscal 2000 total approximately $122,000, decreasing the profitability of this segment for the nine months ended May 31, 2000.

The result of these fiscal 2000 write-offs is a decrease in amortization of capitalized software costs during fiscal 2001. Amortization expense decreased to approximately $27,000 for the three months ended May 31, 2001 compared to $102,000 for the three months ended May 31, 2000, a decrease of approximately $75,000, or 74%. Amortization expense decreased to approximately $85,000 for the nine months ended May 31, 2001 compared to $197,000 for the nine months ended May 31, 2000, a decrease of approximately $112,000, or 57%.

The recovery of a previously recorded bad debt of approximately $258,000 during the second quarter of fiscal 2000 resulted in a decrease to general and administrative expense. This bad debt recovery contributed significantly to the operating income for the segment for the nine months ended May 31, 2000.



 Assessment Scoring Technologies
--------------------------------



                                         Three Months Ended              Nine Months Ended
                                     May 31,         May 31,          May 31,        May 31,
                                      2001            2000             2001           2000
                                      ----            ----             ----           ----
Revenue from external customers   $   189,186              -      $  195,386              -
                                  ------------   ------------    ------------    -----------
Operating loss                    $   (38,858)    $ (156,102)      $(435,374)     $(253,795)
                                  ------------   ------------    ------------    -----------



During fiscal 2001 and 2000 we made a substantial investment in two new products designed to meet the needs of the K-12 educational assessment vertical market. These products are the Virtual Scoring Center(TM) software product and the Digital Mark Recognition software product prototype. We incurred combined costs of approximately $222,000 and $155,000 in research and development and selling, general and administrative expenses for the three-month periods ending May 31, 2001 and 2000, respectively, and approximately $631,000 and $254,000 for the nine-month periods ended May 31, 2001 and 2000, respectively. The costs incurred in fiscal 2001 primarily relate to the initial version of the Virtual Scoring Center that was created to meet the needs of one customer. We completed installation of the initial version of the Virtual Scoring Center at that customer location during the third quarter of fiscal 2001 and recognized $189,186 of revenue. The majority of the $195,386 of revenue for the nine months ended May 31, 2001 also resulted from this sale. Although the initial version of the Virtual Scoring Center was created for a specific customer, we plan to leverage its features and functionalities to create a commercial version of the product to sell to other customers in fiscal 2002.
We do not expect revenue from the commercial version in fiscal 2001. We began pilot testing the product in March 2001 and will continue to pilot test through the summer and fall of fiscal 2002.

We are also continuing to develop the Digital Mark Recognition software product prototype in order to integrate its technology with the Virtual Scoring Center product to enhance the viability of the commercial version of the Virtual Scoring Center.


Professional Services
---------------------



                                    Three Months Ended            Nine Months Ended
                                   May 31,       May 31,        May 31,       May 31,
                                     2001         2000           2001         2000
                                     ----         ----           ----          ----
Revenue from external customers $    8,412     $  24,395     $   51,370     $  350,286
                                -----------   -----------    -----------    -----------
Operating income (loss)         $    5,032      $(50,842)     $  29,369     $ (302,635)
                                -----------   -----------    -----------    -----------



Revenue for the professional services segment was $8,412 during the three months ended May 31, 2001 compared to $24,395 for the same period of 2000, a decrease of $16,523, or 68%. Segment revenue for the nine months ended May 31, 2001 was $51,370 compared to $350,286 for the nine-month period ended May 31, 2000, a decrease of $298,916, or 85%. These revenue declines resulted from our decision in fiscal 2000 to discontinue our professional service business. Three customers accounted for all of the revenue for the three- and nine-month periods ended May 31, 2001. Two customers accounted for all of the revenue for the third quarter of fiscal 2000, and 71% of the revenue for the nine months ended May 31, 2000 originated from three customer contracts.

Operating income for the professional services segment was 60% and 57% of revenue for the three and nine months ending May 31, 2001, respectively, compared to a loss equal to 208% and 86% of revenue for the three and nine
months ending May 31, 2000, respectively.   Operating margins for the three-
and nine-month periods ended May 31, 2000 were negatively impacted by cost overruns on two fixed-fee projects. One of those projects was completed in the fourth quarter of fiscal 2000, while the other was completed and accepted by the customer during the first quarter of fiscal 2001. Operating margins for the three and nine months ended May 31, 2001 improved over the same periods in 2000 due to better cost controls for the work performed on these projects in
fiscal 2001.   We will continue to provide maintenance for these projects during the remainder of fiscal 2001 but will not offer professional services to any new customers. We allocated professional services segment resources to product development upon completion of these projects.


Document Conversion
-------------------


                                      Three Months Ended             Nine Months Ended
                                    May 31,        May 31,         May 31,         May 31,
                                     2001            2000           2001            2000
                                     ----            ----           ----            ----
Revenue from external customers   $   42,812       $59,735        $164,346      $ 188,399
                                 ------------   -----------     -----------    -----------
Operating income (loss)           $   17,941        $  292        $ 48,472      $  (7,198)
                                 ------------   -----------     -----------    -----------


Revenue for the document conversion segment was $42,812 for the three months ended May 31, 2001 compared to $59,735 for the same period of 2000, a decrease of $16,923, or 28%. Segment revenue for the nine months ended May 31, 2001 was $164,346 compared to $188,399 for the nine-month period ended May 31, 2000, a decrease of $24,053, or 13%. Approximately 90% of the document conversion revenue for the three months ended May 31, 2001 came from one customer and 89% of the segment revenue for the nine months ended May 31, 2001 came from three customers. Approximately 90% and 87% of the segment revenue for the three and nine months ended May 31, 2000, respectively, came from four customers. During the second quarter of fiscal 2001, we decided to discontinue document conversion services to several customers. We completed the work for these customers in the third quarter of fiscal 2001. We will continue to provide document conversion services to one customer through at least the remainder of fiscal 2001 to allow that customer adequate time to transition their work to another document conversion service provider.

Operating income for the document conversion segment was 42% and 29% of revenue for the three and nine months ending May 31, 2001, respectively, compared to no income and a loss equal to 4% of revenue for the three and nine months ending May 31, 2000, respectively. The increase in margins from fiscal 2000 primarily resulted from a decrease in general and administrative costs of approximately $24,500, or 96%, and $81,000, or 83%, for the three- and nine-month periods ended May 31, 2001 compared to the same periods of fiscal year 2000. These decreases are due to a reallocation of resources to the other segments and the expiration of two capital leases during the first quarter of fiscal 2001 for certain document conversion equipment.



Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net loss for the three- and nine-month periods ending May 31, 2001 and 2000.



                                        Three Months Ended           Nine Months Ended
                                     May 31,       May 31,        May 31,         May 31,
                                      2001           2000           2001            2000
                                      ----           ----           ----            ----
Total company revenue              $  816,005   $   697,640    $ 2,667,418    $ 2,519,597
                                   -----------   -----------    -----------   ------------
Operating (loss) income for
  Reportable segments                (160,121)     (213,048)        32,295       (181,710)
Unallocated corporate expenses        (57,679)      (62,663)      (258,303)      (275,076)
Interest income                        10,815        15,871         44,206         39,167
Interest expense                       (3,767)       (5,401)       (11,963)       (16,240)
Other, net                               (870)        5,591          3,354          6,287
Income tax expense                          -        (3,805)             -        (11,285)
                                   -----------  ------------   ------------   ------------
  Net loss                         $ (211,622)    $(263,455)    $ (190,411)    $ (438,857)
                                   ===========   ===========    ===========   ============
Loss per share:
  Basic                            $    (0.02)     $  (0.02)     $   (0.01)     $   (0.03)
  Diluted                          $    (0.02)     $  (0.02)     $   (0.01)     $   (0.03)
                                   ===========   ===========    ===========   ============



Total revenue for the three months ended May 31, 2001 was $816,005 compared to $697,640 for the same quarter of fiscal 2000, an increase of $118,365, or 17%. Increases in licensing and royalty revenue are primarily responsible for the overall increase in revenue between these periods. Licensing and royalty revenue for the three months ended May 31, 2001 increased to approximately $765,000 from $614,000, a $151,000, or 25% increase over the same quarter of fiscal 2000. Although overall component product technologies licensing and royalty revenue decreased to approximately $576,000 for the three months ending May 31, 2001, from $613,000 for the same period of fiscal 2000 as a result of the decrease in revenue from sales and royalties of our viewing and forms processing toolkits, total licensing and royalty revenue increased between those periods due to the recognition of approximately $189,000 of revenue from the acceptance of the Virtual Scoring Center(TM) software product that was installed at one customer location during the second quarter of fiscal 2001.

Our total net loss for the three months ended May 31, 2001 was $211,622 or $0.02 per share (basic and diluted), compared to a net loss of $263,455 or $0.02 per share (basic and diluted) for the third quarter of fiscal 2000. Despite the decrease in the component product technologies segment profitability, our total company net loss decreased due to the approximately $189,000 of assessment scoring technologies segment revenue and the decrease of $72,000, or 96% in operating expenses associated with our transition out of the unprofitable professional services segment.

Contributing to our net loss for the three months ended May 31, 2001, were approximately $62,000 of professional fees related to our arbitration proceedings filed against one of our value added resellers and approximately $34,000 of recruiting fees, as explained above in the Component Product Technologies section. Profitability for the three months ended May 31, 2000 was negatively impacted by the $49,000 write-off of the Prizm Image Server product.

Deferred income tax benefits of approximately $80,000 and $99,000 for the three-month periods ended May 31, 2001 and 2000, respectively, were offset by corresponding increases to the valuation allowance for deferred tax assets. Income tax expense recorded for the three-month period ended May 31, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Total revenue for the first nine months of fiscal 2001 was $2,667,418 compared to $2,519,597 for the same period in fiscal 2000, an increase of $147,821, or 6%. Although the professional services segment revenue decreased approximately $299,000, or 85% for the nine months ended May 31, 2001 compared to the same period of 2000, total company revenue increased slightly between those periods due to an increase of approximately $465,000, or 23% in licensing and royalty revenue. The decline in professional services revenue was expected based on our decision to discontinue the professional services segment. Licensing and royalty revenue increased based on the revenue increases for the bitonal image processing and web-based image viewing products and maintenance as discussed above in the Component Product Technologies section. In addition, licensing and royalty revenue increased due to the approximately $189,000 sale of the initial version of the Virtual Scoring Center product as discussed in the Assessment Scoring Technologies section.

Net loss for the first nine months of fiscal 2001 was $190,411 or $0.01 per share (basic and diluted), compared to net loss of $438,857, or $0.03 per share (basic and diluted), for the same period in fiscal 2000. This decrease in net loss is primarily due to the decrease of approximately $631,000 or 97% in operating expenses associated with our transition out of the unprofitable professional services segment. The decrease in professional services operating expenses is partially offset by the increase of approximately $360,000 or 142% in selling, general and administrative costs and research and development costs for the assessment scoring technologies segment.

Contributing to our net loss for the nine months ended May 31, 2001 were approximately $122,000 of professional fees related to the arbitration proceeding and the additional $28,000 of recruiting fees over the same period of fiscal 2000, as discussed above in the Component Technologies section. Contributing to the net loss for the nine months ended May 31, 2000 was the $73,000 write-off of SpectrumFix 1.0 and the $49,000 write-off of Prizm Image Server. However, we recovered a $258,000 previously written-off bad debt, which reduced the net loss during the same period.

Deferred income tax benefits of approximately $72,000 and $162,000 for the nine-month periods ended May 31, 2001 and 2000 were offset by a corresponding increase to the valuation allowance for deferred tax assets. Income tax expense reported for the nine-month period ended May 31, 2000 resulted from differences in prior year estimates used for financial reporting compared to actual state tax payments.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $484,500 as of May 31, 2001. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at May 31, 2001 was $811,774 with a current ratio of 2.2:1, compared to $1,376,235 with a current ratio of 2.9:1 at August 31, 2000. The declines in working capital and current ratio are primarily due to the approximately $663,000 decrease in cash from August 31, 2000 to May 31, 2001, as explained below. Net cash used in operations for the nine months ended May 31, 2001 was $44,035 compared to net cash provided by operations of $761,164 for the same period of 2000. The decrease in operating cash flows for the current nine-month period over the same period last year is due to several circumstances. First, during the first three quarters of fiscal 2000 we collected large final payments for professional services work as we transitioned out of that segment of business. The cash collected during the first nine months of fiscal 2001 for the final two professional services jobs was significantly less than what was collected during the same period of fiscal 2000. Operating cash flows also decreased between these periods because approximately $232,000 was collected in the third quarter of fiscal 2000 on a large contract for which the revenue was deferred until subsequent periods. No such transactions occurred during the nine months ended May 31, 2001. Net cash used in investing activities for the nine months ending May 31, 2001 was $507,620 compared to $277,120 for the same period in fiscal 2000.

The increase in investing cash flows primarily relates to the increase in capitalized software development costs due to the increased product development related primarily to the Prizm(TM) Color Image Processing toolkit and the Virtual Scoring Center(TM) during the nine months ended May, 2001 compared to the same period of 2000. Net cash used in financing activities for the nine months ending May 31, 2001 was $111,632 compared to $160,381 for the same period in fiscal 2000. This decrease is primarily due to the expiration of two capital leases in the first quarter of fiscal 2001 and the cash inflows during 2001 from the sale of common stock to employees under the employee stock purchase plan. Our purchase and retirement of common shares accounted for $100,000 and $87,500 of the cash used in financing activities for the nine months ending May 31, 2001 and 2000, respectively.

We anticipate that operating cash flows will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



PART II - Other Information

Item 1. Legal Proceedings

On September 12, 2000 we filed arbitration proceedings with the American Arbitration Association against one of our value added resellers for failing to comply with royalty reporting and payment obligations as outlined in our value added reseller agreement. We are seeking a one-time royalty payment of $440,000 plus interest and legal fees from the reseller. Through May 31, 2001 we have incurred approximately $122,000 of expense related to this arbitration. We expect to incur an additional $160,000 of expense related to this matter. The arbitration hearing was held the week that began July 9, 2001 and we expect resolution of the matter before the end of the fiscal year.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

None


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS Inc.


Date:  July 16, 2001             /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, President

Date:  July 16, 2001             /s/ Kent E. Warkentin
       ----------------          ---------------------
                                 Kent E. Warkentin, Controller