Form 10KSB
period 2001-08-31
TMS INC /OK/
filed 2001-11-27
CIK 835412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                                   For the fiscal year ended August 31, 2001


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


     The Issuer's revenues for its most recent fiscal year were  $3,641,602
                                                                 -----------

     As of October 31, 2001 the aggregate market value of voting stock held by nonaffiliates of such stock was $2,517,690 (based on the average bid and asked price of such common equity on such date).

     As of October 31, 2001 there were 13,104,659 shares of Common Stock $.05 par value, outstanding.

                        Documents Incorporated By Reference

     Following is a list of documents incorporated by reference and the part of the Form 10-KSB into which the document is incorporated:
     The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on February 22, 2002 is incorporated by reference in Part III, Items 9, 10, 11 and 12.


     Transitional Small Business Disclosure Format: YES__ NO[X]

___________
Form 10-KSB
for the fiscal year ended August 31, 2001

Table of Contents                              PAGE

PART I                                          3
--------

Item 1. Description of Business                 3

Item 2. Description of Property                15

Item 3. Legal Proceedings                      15

Item 4. Submission of Matters to a Vote of
        Security Holders                       15

PART II                                        16
---------

Item 5.  Market for Common Equity and Related
         Stockholder Matters                   16

Item 6.  Management's Discussion and Analysis
         or Plan of Operation                  17

Item 7.  Financial Statements                  25

Item 8.  Changes In and Disagreements With
         Accountants on Accounting and
         Financial Disclosure                  25


PART III                                       26
----------

Item 13. Exhibits and Reports on Form 8-K      26

Signatures                                     27

Index to Financial Statements and
         Financial Statement Schedule          F1

Companies and products named in this document may be trademarks of the respective companies with which they are associated.

----------------
Part I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

TMS, Inc., doing business as TMSSequoia ("TMSSequoia") has been engaged in the computer software business since 1981 and was incorporated in 1990. TMSSequoia licenses computer software products and provides services to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. We offer customers the following imaging technology solutions and services:

Component Products
     Software toolkits for:
       Image Viewing
       Image Enhancement
       Forms Processing
       Color Image Processing
     Software applications for:
       Web-based Image Viewing
       Image Enhancement
Assessment Scoring Products
     Web-based Scoring Center
     Digital Mark Recognition
Services
     Consulting and Integration Services
     Data Capture and Conversion Services


Component Products
---------------------------------------------------------------------------

     TMSSequoia sells software development toolkits and applications and receives license fees and/or royalties from the sales of these component products.

     Software development toolkits include the core "building block" technologies necessary for a customer to develop new software applications or enhance existing applications. In particular, our toolkits provide fundamental technologies necessary for creating document imaging and forms processing applications. Programming knowledge is required to implement the functionality in our software toolkits.

     Applications are stand-alone software programs that install directly on the user's system or on the server in a client/server environment. This software may function independently of any other software or may be closely associated with another software package. Typically a customer will not need to have programming knowledge to use a TMSSequoia software application.

     Customers use our toolkit products to create custom applications to address critical business needs that are often not available in pre-packaged software applications. Our toolkit products may be used to capture, display, magnify and enhance digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs on many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet or extranets via secure or authenticated servers.

     Customers use our application products to enhance or optimize images through a stand-alone interface, and to display, annotate or extract text from digitized images using optical character recognition technology through a browser-based interface. Our applications apply to many types of digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs that may be accessed via many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet and/or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images.

Image Viewing Toolkits

ViewDirector(TM)Imaging Toolkit. ViewDirector(TM) products are software development tools that provide image display capabilities for black and white and color imaging applications. The ViewDirector tools are typically used to enable existing applications to display images or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C/C++ libraries or as an ActiveX control. We license ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product internally to develop proprietary software. Users agree to pay us a royalty for each computer workstation or server on which they use the product.

Prizm(R) ActiveX Control. The Prizm(R) ActiveX control provides a core subset of the document image viewing, manipulation and printing functionality available with the ViewDirector ActiveX control. However, the Prizm ActiveX control includes technology designed specifically to facilitate viewing via a web server in the Microsoft Internet Explorer web browser environment. The Prizm ActiveX Control is also licensed on a per web server basis rather than by developer seat with an associated runtime royalty agreement as the product is used for web-enabled image viewing. Similar to retrieving information over the Internet, users of corporate intranets or extranets access corporate image documents using standard web browsers. Most standard web browsers do not have the ability or flexibility to display and manipulate these scanned images without the assistance of additional third-party technology such as the Prizm plug-in or ActiveX control described below.

Image Viewing Applications

Prizm(R) Plug-in. The Prizm(R) plug-in is an application that greatly extends the capabilities of Microsoft Internet Explorer or Netscape Navigator/Communicator browsers, delivering the power to collaborate with its rich feature set. The Prizm plug-in provides document image viewing, manipulation and printing of TIFF, JPEG and other compressed images. It offers image batch printing, virtual multi-page documents, image annotation, and optional optical character recognition for text extraction, hyperlinking and magnifying capabilities at each end user's desktop. We sell a unit of the product for each individual user. Units are sold both to corporate users in high volumes and on a single copy basis through our web site. The product is supported on the Windows, Macintosh and UNIX platforms. On August 1, 2001, Microsoft abruptly and without warning discontinued support for certain types of plug-ins, with the release of Internet Explorer 5.5 Service Pack 2, citing security issues. This meant that users who upgraded to Internet Explorer 5.5 Service Pack 2 or Internet Explorer 6.0 lost the functionality of the Prizm plug-in. As a result, we began immediate work on a new version of the Prizm plug-in and successfully notified all of our plug-in customers to postpone upgrading their version of Internet Explorer until our new plug-in could be delivered. The new Prizm plug-in v4.2 was released on October 19, 2001. It uses an ActiveX adaptor and will support Internet Explorer going forward.

Image Enhancement Toolkits

ScanFix(R) bitonal image enhancement toolkit. ScanFix(R) software technology automatically enhances black and white scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. The ScanFix C/C++ libraries and ActiveX control are used in virtually all types of document imaging applications, especially where optical character recognition processing is required. We license the ScanFix toolkit to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations, and service bureaus. Users agree to pay us a royalty for each computer workstation on which they use the product.

Image Enhancement Application

ScanFix(R) bitonal image optimizer. The ScanFix(R) bitonal image optimizer is a stand-alone application that offers corporate clients, small office/home office and individual users the functionality of the ScanFix toolkit. We primarily sell the ScanFix bitonal image optimizer through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit

FormFix(R) forms processing toolkit. We market the FormFix(R) toolkit to customers that have highly-skilled development staffs to develop custom applications for high volume data capture systems, as well as to independent software vendors who provide forms processing tailored to specific vertical markets such as the healthcare market. Customers can create custom forms processing applications with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can then be read by optical character recognition systems and converted for use in relational databases, billing systems and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims. FormFix technology was used in the 2000 Decennial Census as well as the 2001 British Census. The product is available as a C library. We license FormFix technology to value-added resellers, system integrators, software developers and government agencies, as well as companies that use the software internally. Users agree to pay us a royalty for each computer workstation on which they use the FormFix product.

Color Image Processing Toolkit

Prizm(R) Color Image Processing toolkit. We launched the Prizm(R) color IP C/C++ toolkit in December 2000, and the Prizm color IP COM/ActiveX toolkit in May 2001. The product is employed by independent software vendors and service bureaus to deskew, crop, drop and extract colors from color and grayscale document images. The Prizm color IP toolkit also includes a module specifically designed for color forms processing which extends the feature set available in our current FormFix product to include color form identification, registration and removal. As the market for color imaging technology matures with the introduction of more and more color scanning hardware, we believe we will be poised to take advantage of the need for a complete, robust color imaging tool set. The Prizm color IP toolset allows end users to take advantage of the additional information available in color images to streamline their workflow, reduce exception images and provide more accurate optical character recognition and intelligent character recognition, whether or not the end user requires a color image for archival purposes or plans to convert the color image used for processing to a black and white image for long-term storage.

Component Product Markets

The primary markets for our component products are large corporations, system integrators, original equipment manufacturers, independent software vendors, service bureaus, value-added resellers and branches of the federal government.

     Our customers include financial institutions, law firms, pharmaceutical companies, transportation, energy, engineering and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, and defense agencies. The increasing use of the World Wide Web, the Internet and secure and authenticated servers offers us the opportunity to market our products to customers looking to exploit the opportunity for distributed scanning and document handling. We market our products primarily through cultivating strategic partnerships with industry-leading original equipment manufacturers, value-added resellers and software developers, tradeshow marketing, field sales calls, telemarketing, direct mail, print and Internet advertising.

     Many of our products are listed in a General Services Administration contract schedule to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from us.

     We currently employ seven people in the marketing and sales of our component products, and we have marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Component Product Distribution Methods

We distribute products through a direct sales force, domestic and international resellers, an online Internet-based store, and through firms creating and selling turnkey solutions.

Component Product Competition

The computer software field is highly competitive with many companies in the industry and is characterized by rapid changes in technology and frequent introductions of new platforms and features. We compete with a number of companies that have greater financial, technical and marketing resources. We believe the primary competitive factors with respect to our products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, there can be no assurance that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.

     We have competitors in each of the basic imaging tools and end-user applications markets to which we supply products. These companies, which include AccuSoft, Medical Informatics Engineering, Inc., Accordex, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Spicer, Seaport Imaging and Visionshape, sell products aimed at our customer base in the black and white image enhancement, forms processing, Internet/intranet image viewing and toolkit markets. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements will be among our competitors. We expect that additional companies will enter the color image enhancement toolkit and application markets with the increased sales of production level color scanners.


Assessment Scoring Products
------------------------------------------------------------------------------

During fiscal 2000, we created a new operating segment to develop technologies that will improve the overall process of scoring large-scale assessment tests for grades K-12 in the education marketplace, leveraging our core competencies in forms recognition, image processing, viewing and enhancement. Following is a description of the status of our assessment scoring products.

Web-based Scoring

VSC(R) Virtual Scoring Center. Our new Virtual Scoring Center ("VSC(R)") product has been designed to provide qualified raters the ability to score student responses to open-ended test questions in a web-enabled environment. Open-ended test questions require students to respond in the form of a written essay, short response, or "show your work" type of answer. The Virtual Scoring Center includes capabilities for the test answer sheets to be scanned into image form and displayed in a standard web browser for raters to score in any location where access to the Internet exists. Open-ended assessment items can be quickly and efficiently scored to provide test results to school administrators, teachers and parents faster than through traditional paper-based scoring methods.

Digital Mark Recognition

DMR(R)engine. The Digital Mark Recognition ("DMR(R)") engine is patent-pending software designed to replace the need for traditional hardware-based optical mark recognition technology. High-end optical mark recognition is typically performed using specialized hardware that measures the light reflectivity of paper to determine if a pencil-lead mark is present in any of the pre-defined response locations. Optical mark recognition is generally employed in scoring "bubble tests." Using our core imaging technology and expertise, we have created software-based imaging technology that we believe rivals the output of the mechanical optical mark recognition scanners. This technology analyzes digital grayscale or color images in computer memory rather than optically measuring reflectivity directly from the paper. The analysis of the digital images results in substantially similar results compared to the mechanical reflectivity scanners, using commercially available grayscale or color scanners and forms printed from a variety of print sources. We believe our DMR technology has a competitive advantage because it permits users to adopt general purpose image scanners and be more flexible in the design and printing of "bubble test" forms; factors which contribute to an end user's ability to reduce costs. We are currently integrating DMR technology into the Virtual Scoring Center so that one system will be able to efficiently process both "bubble" and "show your work" tests.

Assessment Scoring Product Markets

We plan to license our Virtual Scoring Center product to individual state departments of education, school districts, and to collections of small school districts through educational service agencies that have the desire to control the scoring process; or to third-party vendors that provide scoring services to states or school districts. We plan to offer DMR technology as a component to third-party vendors that provide scoring services to states or school districts with large volumes of "bubble tests." Once DMR technology is integrated with the Virtual Scoring Center we will offer the resulting system to state departments of education, school districts, educational service agencies and third-party scoring vendors who need to effectively and efficiently process tests with both
"bubbles" and "show your work" answers.    During fiscal year 2001, we made
significant progress towards introducing Digital Mark Recognition technology to third-party vendors as a replacement for hardware-based "bubble scoring."

     We market our products in the educational assessment scoring marketplace primarily through education industry trade conferences, field sales calls and telemarketing to identify leads for school districts with plans to implement or automate the process of scoring open-ended assessments.

     We currently employ four people in the marketing and sales of our Assessment scoring products, and we have marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Assessment Scoring Product Competition

The education assessment field is highly competitive and includes many vendors with an already established presence in providing services, equipment and/or tools for scoring open-ended assessments and "bubble tests". Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, Measurement Incorporated and Scan-Optics. Most of these vendors provide both test development and scoring services, and some provide the ability for educational entities to use their own teachers for scoring at regional centers throughout the United States. Some of these companies have also developed computerized assessment scoring systems to facilitate their scoring services. We are not aware of any open-ended assessment scoring systems that are offered for licensed use independent of services provided by scoring vendors. Nor are we aware of any software replacements for optical mark recognition technology that are not tied to specific hardware. However, it is possible that competitive technologies will enter the marketplace in the future.

     We expect that the market for open-ended assessments and opportunities for the Virtual Scoring Center will continue to grow because many educators believe that the measurement of children is more effective through the open-ended assessment process. Many states and school districts have developed or are developing custom tests that expand the use of open-ended test questions and desire to use their own teachers to score these custom tests. Because open-ended responses cannot be machine-scored, many of the existing scoring vendors are already at or have exceeded the supply of qualified raters that are available to go to central locations to score student responses.

The rater supply issue has already delayed the timely reporting of test results in many cases and the delays are not expected to improve, considering the projected increase in open-ended testing. Additionally, most of the existing scoring vendors do not currently allow educational entities to use their own teachers to score. We believe the Virtual Scoring Center offers a competitive advantage against existing open-ended scoring alternatives because it does not limit the physical location of raters, and thus potentially expands the population of qualified raters. It also provides educational entities the ability to control and have more flexibility in assessment activities by integrating their teachers into the scoring process and improving the turn-around time for reporting results.

     Digital Mark Recognition technology offers a viable alternative to hardware-based scoring systems that cannot take advantage of imaging technology. Inherent in traditional hardware-based "bubble test" scoring systems are costly and precise printing requirements, paper-based labor-intensive correction of data, and paper-based storage and retrieval of tests. Digital Mark Recognition allows for flexibility in printing, automated data correction, and image-based storage; thus providing scoring vendors and educational entities the ability to more cost effectively scale up their scoring operations to keep up with the expected continued growth in the number of assessments being given and scored.

     We believe that the Virtual Scoring Center and the Digital Mark Recognition engine address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against our current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources. Further, we cannot assure that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

Services
----------------------------------------------------------------------------

Consulting and Integration Services

We have historically offered a variety of services for analyzing business and information management processes as well as integrating business solutions. These services are included in the Professional Services segment in the Financial Statements. During fiscal 2000, we decided to transition out of our existing professional service business model, and substantially completed projects for all of our remaining customer contracts. During fiscal 2001, we undertook system maintenance obligations for two of those customers, and will continue to fulfill maintenance obligations for one customer in fiscal 2002.

Data Capture and Conversion Services

We have also historically provided data capture and conversion services for customers desiring the ability to use electronic data for online information retrieval, intranet or Internet distribution, permanent archives, electronic publishing or printing on demand. During fiscal 1999, we decided to scale back our Data Capture and Conversion Services. We ceased marketing and selling these services, but continued to provide services to pre-existing customers including Pennwell Publishing, TORO, ARI, US Coast Guard and Nissan Diesel America during fiscal 2001. We have no further contractual obligations to fulfill and will have no revenue or expenses associated with this business unit going forward.

Backlog
------------------------------------------------------------------------------

As of October 31, 2001, we had a backlog of component product and assessment scoring product and software maintenance revenue of approximately $353,000. At October 31, 2000, we had a backlog of component product and assessment scoring product and software maintenance revenue of approximately $651,000.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses

The copyright laws permit us to copyright many aspects of our software. We have obtained copyright registrations for our software products and we expect to apply for additional registrations in the future as appropriate.

     We hold eight patents awarded by the United States Patent and Trademark office relating to our ScanFix product. These patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shading removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, we cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.

     In addition, we have applied with the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine. We do not believe that any of our products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others, although we cannot assure you that claims of infringement of the intellectual property rights of others will not arise that could require us to procure licenses for the use of third-party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology accused of infringement, any of which could have a material adverse effect on our operations or financial condition.

     We also cannot assure you that third-parties will not infringe on our intellectual property rights or that we will have the financial or other resources available to adequately enforce infringement of our intellectual property rights.

     We treat as proprietary any software we develop and protect our software through licensing and distribution agreements. In addition, we require written undertakings of confidentiality from all of our employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication of our software.


     We have registered trademarks on the ScanFix, FormFix, VSC, DMR and Prizm marks when used in association with the Company's products. We have also developed, through use, common law trademark rights in RasterView, InnerView and MasterView.

     We grant our customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, Prizm and FormFix toolkit products for use on computers used by personnel or customers of licensees. We typically receive an initial license fee for the toolkit and offer a required annual maintenance fee for such products. Licenses of our toolkits entitle licensees to develop custom applications using the toolkits, and then distribute the software to users inside their organization or to their end customers. We then receive a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years.


Research and Development
------------------------------------------------------------------------------

We recognize the need to continually develop new and improved products. Current plans include adding extended viewing, annotation and printing support in the Prizm plug-in product and the development of a new thin client viewing product that will contain a similar robust feature set to the Prizm plug-in and which will support multiple platforms. We plan to introduce a color document image processing application that takes advantage of the functionality available in the Prizm color IP toolkit to crop, enhance and threshold color document images, as well as to continue to add functionality to the Prizm color IP toolkit. In addition, we plan to develop Internet-based document imaging products related to improving the efficiency and economics of scoring large-scale standardized tests for K-12 public schools. During the third quarter of fiscal 2001, we installed and received acceptance for the first customized version of the Internet-based product, the Virtual Scoring Center software product, from the North Dakota Department of Public Instruction. In addition, during fiscal 2001, we began a pilot program of the Virtual Scoring Center, offering multiple school districts and one scoring vendor the opportunity to evaluate the product. We plan to use knowledge gained in these activities to generate further improvements in a commercial release of the Virtual Scoring Center product.

     We also plan to continue to pursue development activities specific to Digital Mark Recognition technology. During fiscal 2001 we completed two equating studies in which DMR results were directly compared to optical mark recognition results generated by optical mark recognition scanners. The intent of the first study was to determine if the DMR process could determine the same student intent as that produced using optical mark recognition, while taking erasures and double marks into consideration. DMR produced an accuracy rate of 99.84% compared to the original results. The primary goal of the second equating study was to determine if DMR recognition could report substantially the same mark intensity levels as the optical mark recognition scanners. We used our DMR technology to read each complete set of bubbles and provide the results. In this case DMR recognition consistently produced an accuracy rate of over 99% compared to the original results.

     During fiscal 2000, we applied for a patent on the Digital Mark Recognition Technology. We believe once the system is developed, it can be commercialized and marketed to third-party vendors as well as districts and states that currently rely on optical mark recognition for processing forms. Pursuing these efforts will necessitate further improvements in our core technologies and new technology development.

  In fiscal years 2001 and 2000, we spent $1,629,000 and $951,000, respectively, in research and development costs. Additionally, we capitalized software development costs of $494,511 and $332,190, respectively, related to new products and existing product enhancements. In fiscal 2000 we secured a financial commitment of $237,000 for funded development from a customer to add and enhance features to the Prizm Plug-in product. Approximately $171,000 and $66,000 of the funded development dollars were applied against development costs during the years ended August 31, 2001 and 2000, respectively. We recognized funded development dollars in revenue to the extent that those funded development dollars exceeded actual costs upon final acceptance of the product by the customer.

Employees
------------------------------------------------------------------------------

At August 31, 2001, we had 36 full-time salaried employees and 2 part-time hourly employees for a total of 38 employees. Our business depends in large part on our ability to attract and retain qualified technical, marketing and management personnel, and we must compete with larger and more established companies for such persons.

Customers
------------------------------------------------------------------------------

No individual customer accounted for greater than 10% of our revenue in fiscal 2001. One customer accounted for $414,807, or 12%, of our total revenue in fiscal 2000. Total funding under the agreement with that customer was approximately $890,000. That project was completed in the fourth quarter of fiscal 2001 and resulted in revenue of approximately $235,000 in fiscal 2001. Approximately $129,000 of maintenance revenue will be recognized over the remaining two-year maintenance agreement term.

Sales to Foreign Customers

Approximately 18% and 15% of total revenues for fiscal 2001 and 2000, respectively, are attributable to sales to foreign customers.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters consist of approximately 14,700 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. We purchased the building in fiscal 1994 and occupied the space in fiscal 1995 after renovation was complete. We secured a mortgage on the building in fiscal 1995 and at August 31, 2001, $254,000 in principal remained owing under such mortgage.

     We have approximately 3,100 square feet of office space in Tulsa, Oklahoma with a monthly rental of approximately $3,600. In the second quarter of fiscal 2000 we closed our Burlingame, California office. Monthly rental on that property was approximately $3,500.


     We believe our facilities are in adequate condition and will meet capacity requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On September 12, 2000 we filed an arbitration with the American Arbitration Association against Hummingbird USA, Inc. for failing to comply with royalty reporting and payment obligations as outlined in our value added reseller agreement. We were seeking a one-time royalty payment of $440,000 plus interest and legal fees. On August 31, 2001, the American Arbitration Association awarded us $525,800 in actual damages, $41,702 in transactional costs, and $525,800 for Hummingbird's unfair and deceptive acts and practices. Hummingbird filed a "Motion to Vacate the Arbitration Award" in the federal court system on October 2, 2001. We anticipate resolution of the matter in six to eight months. Due to the appeal of the award, no revenue has been reported in the fiscal year 2001 operating results related to the arbitrator's award.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

---------------------------
Part II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------------------------------------------------------------------

Our Common Stock is traded in the over-the-counter market, and prices are quoted by Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of our Common Stock for fiscal years 2001 and 2000. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC.

                      BID PRICES
FISCAL 2001         HIGH    LOW
------------------------------------------
First Quarter       $.281   .156

Second Quarter       .280   .156

Third Quarter        .230   .120

Fourth Quarter       .310   .160


FISCAL 2000         HIGH    LOW
------------------------------------------
First Quarter       $.300   .140

Second Quarter       .750   .150

Third Quarter       1.188   .250

Fourth Quarter       .438   .210


Dividends
------------------------------------------------------------------------------

We have not declared nor paid any cash dividends since our incorporation, nor do we anticipate that we will pay dividends in the foreseeable future. Any earnings we realize are expected to be reinvested in our business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, our earnings, our financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends.

Shareholders
------------------------------------------------------------------------------

As of October 31, 2001, there were approximately 700 shareholders of record according to the records of our transfer agent. As of that date, we had approximately 1,040 shareholders including beneficial owners holding shares in nominee.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This analysis of our results of operations and financial condition should be read in conjunction with the financial statements, description of our business and other information included elsewhere herein. Except for the historical information contained herein, this Form 10-KSB contains certain forward-looking statements regarding our business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

Component Product Technologies Segment

                                           2001               2000
-----------------------------------------------------------------------
Revenue from external customers         $ 3,159,529         2,982,195
-----------------------------------------------------------------------
Operating income                        $   767,850           649,007
-----------------------------------------------------------------------


Fiscal 2001 revenue for the component product technologies segment was $3,159,529 compared to $2,982,195 for fiscal 2000, an increase of $177,334, or
6%. During fiscal 2001 we focused a significant part of our technical development and sales and marketing efforts on our web-based image display (Prizm Plug-in) product, our bitonal image processing (ScanFix) product, and our new Prizm Color Image Processing toolkit. In addition, we made concerted efforts to enroll new customers in maintenance agreements and renew maintenance agreements with existing customers. The result of these efforts is that combined revenue for those products and maintenance increased 11% over the prior year which more than offset the 15% decrease that we experienced from our more mature forms processing (FormFix) and image display (ViewDirector) toolkits which use older technologies. We expect revenue from these two products to continue to decrease over time because our investment in new technology will focus on products for color image processing and web-based viewing which are more in line with market requirements.

     Historically the profitability of this segment has depended, in part, on the ability to secure significant sales of multiple licenses to individual customers. In fiscal 2001 we increased the volume of customers that purchased multiple licensing arrangements in an effort to reduce our reliance on a few significant transactions to achieve profitable results. For the year ended August 31, 2001, only 10% of web-based image display product revenue was from one customer, while 29% of that revenue for fiscal 2000 was from one customer. Furthermore, no one customer made up more than 10% of total segment revenue for fiscal 2001, while 14% of total segment revenue was from one customer in fiscal 2000.

     Beginning in fiscal 2000, we reallocated resources from the discontinued Professional Services segment as projects were completed in order to further develop the image viewing and image enhancement products in an effort to make them more competitive in the current marketplace. Additionally, in fiscal 2001 we leveraged our expertise in image enhancement and forms processing to produce the new Prizm(R)Color Image Processing toolkit to support the emerging document imaging color market. We believe our decision to refocus on our core competencies as a software product company was warranted based on the positive financial operating results reported by the component product technologies segment over the past two years.

     Operating income margins for the component product technologies segment were 24% and 22% for the fiscal year ending August 31, 2001 and 2000, respectively. The increase in operating margins is primarily a result of the 6% increase in component product revenue. Total operating expenses for the segment increased approximately $59,000, or 3%, over the prior year. We increased our direct labor investment in new product development by approximately $225,000 in fiscal 2001 over the prior year, of which $125,000 of the increase was reported as a capital asset for future amortization upon product releases. A $55,000 decrease in cost of revenue which was primarily related to a decrease in product amortization expense in fiscal 2001 over the prior year offset the $100,000 net increase in product development expense. Product amortization decreased because of a timing difference between new product releases and older products becoming fully amortized.

Assessment Scoring Technologies Segment

                                           2001           2000
-----------------------------------------------------------------------
Revenue from external customers        $   221,180        3,000
-----------------------------------------------------------------------
Operating loss                         $  (705,244)    (420,978)
-----------------------------------------------------------------------

During fiscal 2001 and 2000 we made a substantial investment in two new software products designed to target and take advantage of the expected growth in the market for scoring K-12 educational assessments ("tests"). These products are the Virtual Scoring Center(TM),or VSC(R),and Digital Mark Recognition,or DMR(R). The Virtual Scoring Center(TM),or VSC(R),provides the ability for qualified raters to score student responses to open-ended test questions in a web-enabled environment. We completed the installation of the initial version of the Virtual Scoring Center during the third quarter of fiscal 2001 and recognized approximately $205,000 of revenue for that customer in fiscal 2001. Although the initial version of the Virtual Scoring Center was created for a specific customer, we are in the process of leveraging its features and functionalities to create a commercial version of the product to sell to other customers in fiscal 2002. The next commercial version of the Virtual Scoring Center will also include integration of our DMR software. The Digital Mark Recognition software is designed to replace the need for hardware-based optical mark recognition commonly used for scoring "fill in the bubble" tests. The combination of the Virtual Scoring Center and DMR in one product offering will result in a comprehensive software system that can more efficiently and cost effectively process both open-ended and "fill in the bubble" test answer sheets than many other scoring technologies and processes currently in use.

We incurred approximately $600,000 in product development costs for the Virtual Scoring Center and DMR during fiscal year 2001, of which $168,000 was reported as a capital asset for amortization upon product release. Selling, marketing and general and administrative expenses approximated $500,000 in fiscal 2001, representing a 100% increase over the prior year. The increase in costs primarily reflects the assignment of additional personnel to the segment for increased promotion of the products and a higher allocation of general company overhead costs.

Professional Consulting and Integration Services Segment

                                          2001          2000
------------------------------------------------------------------------
Revenue from external customers         $ 56,720      360,615
------------------------------------------------------------------------
Operating income (loss)                 $ 35,537     (318,092)
------------------------------------------------------------------------


Fiscal 2001 revenue for the professional consulting and integration services segment was $56,720 compared to $360,615 for fiscal 2000, a decrease of $303,895, or 84%. The revenue decline was anticipated due to our decision in fiscal 2000 to transition out of the existing professional service business model. Two customers accounted for approximately 95% of service revenue for fiscal year 2001. Three customer contracts accounted for approximately 80% of service revenue for fiscal year 2000.

     Operating income for the professional consulting and integration services segment was 63% of revenue for the fiscal year ended August 31, 2001, compared to a loss margin equal to 88% of revenue for the year ended August 31, 2000. Fiscal year 2000 operating margins were negatively impacted by continuing cost overruns on two fixed-fee projects. These two projects accounted for approximately 65% of fiscal 2000 revenue. One of those projects was completed in the fourth quarter of fiscal 2000, while the other was completed and accepted by the customer during the first quarter of fiscal 2001. Operating margins for fiscal 2001 improved over fiscal 2000 due to better cost controls for the work performed on these projects in fiscal 2001. We will continue to provide maintenance for one project during fiscal 2002 but will not offer professional services to any new customers. We allocated professional services segment resources to product development upon completion of these projects.

Document Conversion Segment

                                          2001          2000
---------------------------------------------------------------------
Revenue from external customers         $ 204,173     259,439
---------------------------------------------------------------------
Operating income (loss)                 $  74,254        (906)
--------------------------------------------------------------------

Fiscal 2001 revenue for the document conversion segment was $204,173 compared to $259,439 for fiscal 2000, a decrease of $55,266 or 21%. Approximately 88% of fiscal 2001 revenue came from three customers and 92% of fiscal 2000 revenue came from four customers. During the second quarter of fiscal 2001, we decided to discontinue document conversion services to several customers. All work for these customers was complete at August 31, 2001.

     Operating income for the document services segment was 36% of revenue for the fiscal year ended August 31, 2001, compared to a loss margin equal to 0% of revenue for the year ended August 31, 2000. The increase in margin from fiscal 2000 primarily resulted from a decrease in general and administrative costs of approximately $106,000, or 86%, for fiscal 2001 compared to fiscal 2000. These decreases are due to a reallocation of resources to the other segments and the expiration of two capital leases during the first quarter of fiscal 2001 for certain document conversion equipment.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating loss to our total net loss for fiscal year ending 2001 and 2000.

                                     2001       2000
-------------------------------------------------------------
Total company revenue           $ 3,641,602    3,605,249
-------------------------------------------------------------
Operating income (loss) for
  reportable segments               172,397     (90,969)

Unallocated corporate expenses     (310,804)   (350,016)

Interest income                      51,206      60,531

Interest expense                    (17,733)    (21,161)

Other, net                              632       5,587
-------------------------------------------------------------
Income tax expense                        -        (800)
-------------------------------------------------------------
Net loss                        $  (104,302)   (396,558)
-------------------------------------------------------------
Loss per share:
  Basic                          $   ( 0.01)      (0.03)
  Diluted                        $    (0.01)      (0.03)
-------------------------------------------------------------

     Total revenue for fiscal 2001 was $3,641,602 compared to $3,605,249 for fiscal 2000, an increase of $36,353, or 1%. Although the professional services segment revenue decreased approximately $304,000, or 84% for fiscal 2001 compared to fiscal 2000, total company revenue increased slightly, primarily due to an increase of approximately $367,000, or 12% in licensing and royalty revenue. The decline in professional services revenue was expected based on our decision to discontinue the professional services segment. Licensing and royalty revenue increased based on the sales of the new Prizm Color IP toolkit and revenue increases for the bitonal image processing products and maintenance as discussed above in the Component Product Technologies section. In addition, licensing and royalty revenue increased due to the sale of the initial version of the Virtual Scoring Center product as discussed in the Assessment Scoring Technologies section.

     Net loss for fiscal year ending 2001 was $104,302 or $0.01 loss per share (basic and diluted), compared to net loss of $396,558, or $0.03 loss per share (basic and diluted), for fiscal 2000. The decrease in the loss from fiscal 2000 is primarily due to the transition out of the unprofitable professional consulting and integration services segment over the past two years in favor of focusing on our higher margin component product segment of the business.

     Our income tax expense rate was 0% for fiscal 2001 and 2000. The effective income tax rates for both fiscal years 2001 and 2000 differed from the "expected" Federal tax expense rate of 34%, primarily because of a change in the valuation allowance provided against our deferred tax assets. Deferred tax assets are primarily the result of our net operating loss carryforwards. See "Income Taxes" in Note 3 to the financial statements.

Financial Condition

Working capital at August 31, 2001, was $1,029,555 with a current ratio of 2.3:1 compared to $1,376,235 with a current ratio of 2.9:1, at August 31, 2000. The declines in working capital and current ratio are primarily due to the approximately $690,000 decrease in cash from August 31, 2000 to August 31, 2001, as explained below. Partially offsetting this decrease in cash is an approximately $464,000 increase in accounts receivable from August 31, 2000 to August 31, 2001.

     Net cash provided by operations for fiscal 2001 was $4,596 compared to $865,864 for fiscal 2000. The decrease in operating cash flows is due to several factors. First, during fiscal 2000 we collected large final payments for professional services work as we finalized several large custom software development contracts. We also increased our research and development spending by approximately $520,000 in fiscal 2001 over the prior year on new products that were released near the end of the year. Operating cash flows also decreased because we spent approximately $250,000 of cash related to the arbitration discussed in "Item 3. Legal Proceedings" above. Finally, the timing of cash collections in the fourth quarter of fiscal 2001 compared to the same period of fiscal 2000 led to a decrease in operating cash flows. This also led to the increase in the accounts receivable balance at August 31, 2001.

     Net cash used in investing activities for fiscal 2001 was $584,214 compared to $397,471 for fiscal 2000. The increase in investing cash flows primarily relates to the increase in capitalized software development costs due to the increased product development related primarily to the Prizm(TM)Color Image Processing toolkit and the Virtual Scoring Center during fiscal 2001 compared to fiscal 2000. Net cash used in financing activities for fiscal 2001 was $110,787 compared to $166,411 for fiscal 2000. This decrease is primarily due to the expiration of two capital leases in the first quarter of fiscal 2001 and the cash inflows during fiscal 2001 from the sale of common stock to employees under the employee stock purchase plan. Our purchase and retirement of common shares accounted for $100,000 and $87,500 of the cash used in financing activities for the years ending August 31, 2001 and 2000, respectively.

     During fiscal year 2000 we did not borrow against our line of credit and did not renew the line of credit upon its expiration in the third quarter of fiscal 2000. In October of 2001, we obtained a new line of credit that allows maximum borrowing of $1,000,000. We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements. Due to the expected timing of the arbitration settlement and the expectation that a majority of the assessment scoring technologies segment revenue will occur in the latter half of fiscal 2002 coinciding with the test scoring season, we expect that we may need to borrow against the new line of credit during the first two quarters of fiscal 2002. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of us and our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.

Factors Affecting Business

The computer software industry is subject to rapid change that could result in significant additional costs or our products and services becoming obsolete.

The markets for our products are characterized by rapid technological advances and can be significantly affected by new product introductions and changing customer requirements. Our future success will depend upon our ability to continue to improve existing products and to develop and introduce products with new or enhanced capabilities that address the increasingly sophisticated needs of our customers and keep pace with technological and competitive developments. We cannot assure you that we will be able to successfully develop and market new or enhanced products or respond effectively to technological changes or new product announcements by others. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a material adverse effect on our business, operating results, cash flows and financial condition.

Our markets are highly competitive, and if we do not compete effectively, we could suffer price reductions and loss of market share.

The computer software and education assessment fields are highly competitive and include many companies in those industries. The computer software field is characterized by rapid changes in technology and frequent introductions of new platforms and features. Competitors in this market include AccuSoft, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Seaport Imaging and Visionshape. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements can also be considered competitors. Certain of our competitors for our component products have greater financial, technical and marketing resources than we do. We believe that the primary competitive factors with respect to our component products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe that we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, we cannot assure you that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.

     The education assessment market includes many vendors with an already established presence in providing services for the scoring of open-ended assessments and "bubble tests". Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, and Measurement Incorporated. We believe that the Virtual Scoring Center and the Digital Mark Recognition engine are products that address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than us. There can also be no assurances that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

If we are unable to protect our intellectual property we may lose a valuable asset, experience reduced market share or incur costly litigation to protect our rights.

We rely on a combination of patent rights, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. We do not believe that any of our products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others. We cannot assure you, however, that claims of infringement of the intellectual property rights of others will not arise that could require us to procure license for the use of third-party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology allegedly the subject of infringement, any of which could have a material adverse effect on our operations or financial condition. We also cannot assure you that others will not infringe on our intellectual property rights or that we will have financial or other resources available to adequately enforce infringement of our intellectual property rights. We cannot assure you that a third party will not assert that our technology violates its intellectual property rights in the future. As the number of products in our target markets increases and the functionality of these products further overlap, developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements or litigation that could be costly to us.

Defects in our products could result in claims against us that could cause unanticipated losses.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain state and foreign jurisdictions. The sale and support of our products by us and by retailers and other resellers may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future. A product liability claim brought against us could have a material adverse effect upon our business, results of operations and financial condition.

Our operating results and financial condition could suffer if we are unable to continue to secure significant sales of multiple licenses to individual customers.

We have historically relied upon large sales transactions with individual customers to achieve positive operating results. In fiscal 2001 and 2000, a single customer accounted for 6% and 12%, respectively, of our total revenue. There can be no assurance that we will continue to obtain such large sales transactions on a consistent basis and, as such, our inability to obtain sufficient large sales could have a material adverse effect on our business, operating results and financial position.


ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page F1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

-----------------
Part III

Information required in response to Items 9-12 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the fiscal year end covered hereby, and shall be incorporated herein by reference when filed.

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

10.2* Senior Employee Stock Option Plan, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's Form 10.

10.3* Employee Incentive Stock Option Plan, incorporated herein by reference to Exhibit No. 10.3 to the Registrant's Form 10.

10.4* TMS, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit No. 4.2 to the Registrant's Form S-8 as filed with the Commission on July 23, 2001.

10.5 Agreement for Contract Services, North Dakota Department of Public Instruction, incorporated herein by reference to Exhibit No. 10.1 to the Registrant's Form 10-QSB for the quarterly period ended February 28, 2001.

10.6 Software Licensing Agreement entered into by and between the Registrant and the State of North Dakota, Department of Public Instruction, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's Form 10-QSB for the quarterly period ended February 28, 2001.

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

23.1      Consent of KPMG LLP


(b) Reports on Form 8-K No Form 8-K Current Reports were filed by the Company during the last quarter of fiscal 2001.

---------------
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         REGISTRANT: TMS, INC.
-----------------------------------------------------------------------------

Date:  11/27/01  BY: /s/ Deborah D. Mosier
                         ----------------------------------------------------
                         Deborah D. Mosier, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 11/27/01   BY:  /s/ Rudy J. Alvarado
                         -----------------------------------------------------
                         Rudy J. Alvarado, Director

Date: 11/27/01   BY:  /s/ Doyle E. Cherry
                         -----------------------------------------------------
                         Doyle E. Cherry, Director

Date: 11/27/01   BY:  /s/ Deborah D. Mosier
                         -----------------------------------------------------
                         Deborah D. Mosier, President
                         Principal Executive and Financial Officer

Date: 11/27/01   BY:  /s/ James R. Rau, M.D.
                         -----------------------------------------------------
                         James R. Rau, M.D., Director

Date: 11/27/01   BY:  /s/ Russell W. Teubner
                         -----------------------------------------------------
                         Russell W. Teubner, Director

Date: 11/27/01   BY:  /s/ Marshall C. Wicker
                         -----------------------------------------------------
                         Marshall C. Wicker, Director

Index to Financial Statements and Financial Statement Schedule
------------------------------------------------------------------------------
                                              PAGE

Independent Auditors' Report                  F1

Financial Statements
   Balance Sheets: August 31, 2001
   and 2000                                   F2 and F3

   Statements of Operations: Years Ended
   August 31, 2001 and 2000                   F4

   Statements of Shareholders' Equity:
   Years Ended August 31, 2001 and 2000       F5

   Statements of Cash Flows: Years Ended
   August 31, 2001 and 2000                   F6

   Notes to Financial Statements:
   August 31, 2001 and 2000                   F7 through F20

Financial Statement Schedule
   Schedule II -- Valuation and Qualifying Accounts:
   Years Ended August 31, 2001 and 2000       F21


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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
October 1, 2001


       F1



Balance Sheets
August 31, 2001 and 2000



TMS, Inc. (dba TMSSequoia)                     2001         2000
----------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                   $669,287    $1,359,692
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $36,715 in 2001 and
    $54,032 in 2000                          1,007,839        461,549
  Contract service work in process               6,300        146,848
  Deferred income taxes                         60,921         64,007
  Prepaid expenses and other current assets     88,912         54,285
----------------------------------------------------------------------
      Total current assets                   1,833,259      2,086,381
----------------------------------------------------------------------
Property and equipment:
  Land                                         111,000        111,000
  Building                                     744,372        747,634
  Computer equipment                         1,353,575      1,515,148
  Furniture and fixtures                       362,554        349,015
----------------------------------------------------------------------
                                             2,571,501      2,722,797
  Less accumulated depreciation and         (1,608,480)    (1,649,589)
  amortization
----------------------------------------------------------------------
      Net property and equipment               963,021      1,073,208
----------------------------------------------------------------------
Other assets:
  Capitalized software development costs,
   Net of accumulated amortization of
   $266,270 in 2001 and $422,306 in 2000       709,384        388,258
  Deferred income taxes                        423,579        420,493
  Accounts receivable, long-term                    --         77,406
  Other assets                                  52,427         43,508
----------------------------------------------------------------------
      Total other assets                     1,185,390        929,665
----------------------------------------------------------------------
  Total assets                              $3,981,670     $4,089,254
----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


       F2


                                                  2001      2000
-----------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Current obligations under capital leases    $      --        11,705
  Current installments of long-term debt         27,016        28,943
  Accounts payable                              231,311        80,879
  Accrued payroll expenses                      264,382        301,107
  Deferred revenue                              280,995        287,512
-----------------------------------------------------------------------
      Total current liabilities                 803,704        710,146
-----------------------------------------------------------------------
Long-term debt, net of current
  Installments                                  227,376        252,456
Other liabilities                                    --         10,375
-----------------------------------------------------------------------
      Total liabilities                       1,031,080        972,977
-----------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $.01 par value.
       Authorized  1,000,000 shares;
       None issued                                   --            --
  Common stock, $.05 par value. Authorized
       50,000,000 shares; 13,102,659
       shares issued and 13,072,333
       outstanding in 2001
       and 13,490,659 shares issued and
       13,292,690 outstanding in 2000           655,133        674,533
  Additional paid-in capital                 11,347,872     11,422,299
  Unamortized deferred compensation                  --         (1,809)
  Accumulated deficit                        (9,040,887)    (8,884,719)
  Treasury stock, at cost,
       30,326 shares in 2001
       and 197,969 shares in 2000               (11,528)        94,027)
-----------------------------------------------------------------------
      Total shareholders' equity              2,950,590      3,116,277
-----------------------------------------------------------------------
Commitments (Note 8)
-----------------------------------------------------------------------
Total liabilities and shareholders' equity   $3,981,670     $4,089,254
-----------------------------------------------------------------------

       F3



Statements of Operations
Years Ended August 31, 2001 and 2000

TMS, Inc. (dba TMSSequoia)               2001        2000
-----------------------------------------------------------------
Revenue:
  Licensing and royalties               $3,348,715   $2,982,195
  Assessment scoring consulting services    31,994        3,000
  Software development services             56,720      360,615
  Document conversion services             204,173      259,439
-----------------------------------------------------------------
                                         3,641,602    3,605,249
-----------------------------------------------------------------
Operating costs and expenses:

  Cost of licensing and royalties          357,591      513,865
  Cost of software development services     19,095      463,807
  Cost of document conversion services     112,856      137,569
  Selling, general and administrative    2,276,770    2,279,734
  Research and development               1,013,697      651,259
-----------------------------------------------------------------
                                         3,780,009    4,046,234
-----------------------------------------------------------------

Operating loss                            (138,407)    (440,985)
Other income, net                           34,105       45,227
-----------------------------------------------------------------
Loss before income taxes                  (104,302)    (395,758)
Income tax expense                             --           800
-----------------------------------------------------------------
Net loss                                 $(104,302)    (396,558)
-----------------------------------------------------------------
Net loss per share
  Basic                                    $ (0.01)       (0.03)
  Diluted                                  $ (0.01)       (0.03)
-----------------------------------------------------------------
Weighted average shares:
  Basic                                 13,080,624   13,364,352
  Diluted                               13,080,624   13,364,352
-----------------------------------------------------------------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

       F4



Statements of Shareholders' Equity
Years Ended August 31, 2001 and 2000

                                                       ADDITIONAL   UNAMORTIZED                              TOTAL
TMS, Inc.                            COMMON STOCK        PAID-IN      DEFERRED    ACCUMULATED   TREASURY   SHAREHOLDERS
(dba TMSSequoia)                SHARES      AMOUNT       CAPITAL    COMPENSATION   DEFICIT       STOCK       EQUITY
-----------------------------------------------------------------------------------------------------------------------
Balance at August 31, 1999     13,820,622  $691,031  $ 11,501,760    $(20,072)  $(8,488,161)   $(111,185)   $3,573,373

Exercise of stock options          16,000       800         1,200          --             --          --         2,000

Issuance of common stock
  to employees                      4,037       202         1,022          --             --          --         1,224

Sale of common stock
  held in treasury                     --        --            --          --             --      18,211        18,211

Issuance of common stock held
  in treasury to employees             --        --           479          --             --       2,787         3,266

Purchase of common stock
  held in treasury                     --        --            --          --             --     (3,840)        (3,840)

Purchase and retirement
  of common stock                (350,000)  (17,500)      (70,000)         --             --          --       (87,500)

Amortization of deferred
  compensation                         --        --            --       6,101             --          --         6,101

Forfeiture of stock options            --        --       (12,162)      12,162            --          --            --

Net loss                               --        --            --          --       (396,558)          --     (396,558)
------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2000      13,490,659  674,533    11,422,299       (1,809)   (8,884,719)    (94,027)    3,116,277

Issuance of common stock
  to employees                     12,000       600         6,527          --             --          --         7,127

Sale of common stock
  held in treasury                     --        --            --          --        (51,866)     82,499        30,633

Purchase and retirement
  of common stock                (400,000)  (20,000)      (80,000)         --             --          --      (100,000)

Amortization of deferred
  compensation                         --        --            --         855             --          --           855

Forfeiture of stock options            --        --          (954)        954             --          --            --

Net loss                               --        --            --          --      (104,302)          --      (104,302)
------------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001     13,102,659  $655,133   $11,347,872     $    --   $(9,040,887)     $(11,528)  $2,950,590
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



       F5


Statements of Cash Flows
Years Ended August 31, 2001 and 2000

TMS, Inc. (dba TMSSequoia)                                  2001         2000
---------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                             $(104,302)    (396,558)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                     358,509      509,272
          Loss on disposal of equipment                       5,052       20,626
          Loss on write-off of software development costs        --      192,681
          Employee stock-based compensation                   7,982       10,591
          Net change in:
            Accounts receivable                            (468,884)      35,112
            Work in process                                 140,548      269,137
            Prepaid expenses and other assets               (31,124)         183
            Accounts payable                                150,432      (22,462)
            Accrued payroll expenses                        (47,100)      75,412
            Deferred revenue                                (6,517)      171,870
---------------------------------------------------------------------------------
          Net cash provided by operating activities           4,596      865,864
---------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                    (77,920)     (66,532)
     Proceeds from disposal of equipment                      3,170        1,251
     Capitalized software development costs                (494,511)    (332,190)
     Patent costs                                           (14,953)    --
---------------------------------------------------------------------------------
          Net cash used in investing activities            (584,214)    (397,471)
---------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayment of long-term debt                            (27,007)     (28,588)
     Repayment of capital lease                             (14,413)     (66,694)
     Sale of common stock                                        --        2,000
     Sale of treasury stock, at cost                         30,633       18,211
     Purchase of treasury stock, at cost                   (100,000)     (91,340)
---------------------------------------------------------------------------------
          Net cash used in financing activities            (110,787)    (166,411)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (690,405)     301,982

Cash and cash equivalents at beginning of year            1,359,692    1,057,710
---------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 669,287   $1,359,692
---------------------------------------------------------------------------------
Supplemental cash flow information:
     Cash paid for interest                                 $17,733      $21,161
     Cash paid for income taxes                                  --          800
---------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


       F6


Notes to Financial Statements August 31, 2001 and 2000

Note 1: Summary of Significant Accounting Policies

Organization

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing, forms processing, intranets and the Internet. The Company is also developing technologies to improve the overall process of scoring large-scale assessments ("tests") for grades K-12 in the educational marketplace. During fiscal 2001 and 2000 the Company also provided document conversion services to corporations and government organizations to assist them in migrating from paper to electronic information systems. At August 31, 2001, the Company had completed all outstanding document conversion projects and discontinued those services. In fiscal 2000 the Company decided to transition out of its professional service business model for which the Company had historically offered a variety of services for analyzing business and information management processes as well as integrating business solutions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid money market accounts with an original maturity of three months or less and overnight investments carried at cost plus accrued interest, which approximates fair value.

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $494,511 and $332,190 of software development costs, which primarily includes personnel costs, in 2001 and 2000, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2001 and 2000, the Company applied approximately $100,000 and $43,000, respectively, of customer funding against capitalized software costs.

       F7

     Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line over the product's remaining estimated economic life. The Company amortized $173,385 and $232,420 of software development costs in 2001 and 2000, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. No such costs were charged to operations in fiscal 2001. During fiscal 2000, the Company charged approximately $118,000 to cost of revenue and $75,000 to research and development to write-down the unamortized development costs for SpectrumFix, ScanFix Twain, and Prizm Image Server.

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

Patent Costs

Included in other assets at August 31, 2001 and 2000, are $45,442 and $33,020, respectively, of unamortized capitalized costs associated with obtaining patent rights for certain software products. Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents. In fiscal 2001, $14,952 was incurred and capitalized related to the acquisition of new patents. Such costs will be amortized over the lives of the patents, once the patents have been approved.


       F8

Revenue

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2001 and 2000, deferred technical support and product maintenance revenue was $277,655 and $173,268, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 2001 and 2000, there was no deferred revenue attributable to software products and/or enhancements expected to be delivered in the future. The Company also deferred $3,340 and $49,936 of software product revenue at August 31, 2001 and 2000, respectively, because of uncertainties surrounding customer payment.

     Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2001 and 2000, the Company recognized revenue of approximately $71,000 and $23,000, respectively, that represented the excess of customer funding over the cost of the product development.

     Revenue for assessment scoring consulting services, software development services and document conversion services is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Deferred revenue under service contracts was $64,307 at August 31, 2000. Contract service work in process of $6,300 and $146,848 at August 31, 2001 and 2000, respectively, represented costs and related profits recognized on a percentage-of-completion basis in excess of customer billings. Contract costs primarily include direct labor. Provisions for losses on contracts are recorded at the time such losses are known. Amounts for contracts in process at August 31, 2001, will be billed pursuant to contractual terms and are expected to be collected during fiscal 2002.

       F9

Net Loss Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards is expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense is recognized at the grant date for awards fully vested. For awards with a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 2001 and 2000 related to employee stock-based awards was $7,982 and $10,591, respectively. Compensation cost is not required to be recorded for the employee stock purchase plan (see Note 4), as it is non-compensatory under the provisions of APB No. 25.

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

       F10

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

Note 2: Note Payable and Long-Term Debt

The Company had $254,392 and $281,399 outstanding under a long-term note payable to a bank, at August 31, 2001 and 2000, respectively. The note bore interest at 7.38% and 5.57% at August 31, 2001 and 2000, respectively, and is due January 1, 2009. The interest rate at August 31, 2000, was based on a reduced rate made available through an Oklahoma small business program. This program was not renewed in fiscal 2001. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 2001, and thereafter, are as follows:
2002, $27,016; 2003, $29,107; 2004, $31,321; 2005, $33,781; 2006, $36,399;
thereafter, $96,768. The long-term note is secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

       F11

Note 3: Income Taxes

No income tax expense was incurred in fiscal 2001. The significant components of the 2001 expense include: deferred tax benefit, $34,813; increase in the valuation allowance for deferred tax assets, $33,869; and benefit for correction of prior year estimates, $944. Income tax expense for fiscal 2000 was $800. The significant components of the 2000 expense include: deferred tax benefit, $146,404; increase in the valuation allowance for deferred tax assets, $147,567; state income tax paid, $800; and benefit for correction of prior year estimates, $1,163. Income tax expense for 2001 and 2000 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                       2001          2000
----------------------------------------------------------------------------
Computed "expected" tax benefit                       (34.0%)       (34.0%)

Change in the deferred tax assets valuation allowance  32.0%         37.0%

State income tax, net of Federal income tax benefit    (4.0%)        (4.0%)

Other                                                   5.0%          1.0%
----------------------------------------------------------------------------
Effective income tax expense                            0.0%          0.0%
--------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2001 and 2000 are presented in Table 3a.

----------------
Table 3a
                                                         2001         2000
------------------------------------------------------------------------------
Deferred tax assets:
     Tax operating loss carryforwards                $   985,392   $1,636,823
     Tax credit carryforwards                                  -       79,152
     Accounts receivable                                  13,937       20,511
     Other                                                47,599       44,246
------------------------------------------------------------------------------
Total gross deferred tax assets                        1,046,928    1,780,732
Less valuation allowance                                 271,153    1,130,030
------------------------------------------------------------------------------
Net deferred tax assets                                  775,775      650,702
------------------------------------------------------------------------------
Deferred tax liabilities:
     Property and equipment                              (21,993)     (18,819)
     Capitalized software costs                         (269,282)    (147,383)
------------------------------------------------------------------------------
     Net deferred tax assets                         $   484,500      484,500
------------------------------------------------------------------------------

       F12


     Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $484,500 at August 31, 2001. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss carryforwards. Taxable loss for the year ended August 31, 2001 approximated $428,000 compared to a financial loss of approximately $104,000. Taxable loss for the year ended August 31, 2000 approximated $552,000 compared to a financial loss of approximately $397,000. In fiscal 2001 and 2000, the differences in the tax and financial losses primarily resulted from timing differences associated with the deductibility of capitalized software and bad debt estimates compared to the recognition of related expenses in accordance with generally accepted accounting principles ("GAAP").

    The $271,153 valuation allowance provides for net operating loss carryforwards that, as of August 31, 2001, are not expected to be realized prior to expiration. At August 31, 2001 the Company's tax net operating loss carryforwards approximated $2,596,000. These carryforwards expire during the years 2002 through 2016. Approximately $613,000, or 24%, of the net operating loss carryforwards expire by the end of fiscal year 2003. The benefits from these carryforwards could also be limited under Internal Revenue Service Code
Section 382 due to changes in ownership.

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

       F13

    In 1989, the Company adopted an employee stock option plan and a senior employee stock option plan. Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan and options to purchase 850,000 shares of the Company's common stock at $.125 per share were granted under the senior employee stock option plan. The options become exercisable over a five-year period, beginning one year after the grant date. No options were outstanding at August 31, 2001 and 2000 under the senior employee stock option plan.
----------------
Table 4a


                                             WEIGHTED                             WEIGHTED
                                             AVERAGE              OPTION          AVERAGE
                               SHARES     EXERCISE PRICE         PRICE RANGE      FAIR VALUE
-----------------------------------------------------------------------------------------------
Shares under option:
-----------------------------------------------------------------------------------------------
At August 31, 1999             748,714        $ 0.41           $ 0.13-$0.75
     Options granted           275,000        $ 0.28           $ 0.27-$0.29       $ 0.23
     Options exercised         (16,000)       $ 0.13                 $ 0.13
     Options cancelled        (266,740)       $ 0.58           $ 0.13-$0.75
-----------------------------------------------------------------------------------------------
At August 31, 2000             740,974        $ 0.30           $ 0.13-$0.40
-----------------------------------------------------------------------------------------------
     Options cancelled          (4,000)       $ 0.13                 $ 0.13
-----------------------------------------------------------------------------------------------
At August 31, 2001             736,974        $ 0.30           $ 0.13-$0.40
-----------------------------------------------------------------------------------------------


_________________
Table 4b


                              OPTIONS        WEIGHTED AVERAGE       WEIGHTED            OPTIONS         WEIGHTED
       RANGE OF             OUTSTANDING        REMAINING            AVERAGE          EXERCISABLE        AVERAGE
     OPTION PRICES          AT 8/31/01       CONTRACT LIFE      EXERCISE PRICE       AT 8/31/01     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
      $ 0.13-$ 0.31           596,500           3.4 Years           $ 0.28              440,500        $ 0.29
-----------------------------------------------------------------------------------------------------------------------
      $ 0.38-$ 0.75           140,474           3.6 Years           $ 0.39              140,474        $ 0.39

      $ 0.13-$ 0.75           736,974           3.4 Years           $ 0.30              440,874        $ 0.31
-----------------------------------------------------------------------------------------------------------------------


       F14

     Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. See Table 4a for a summary of stock option transactions. Table 4b summarizes information about stock options outstanding at August 31, 2001.

Employee Stock Purchase Plan

     On January 21, 2000, the shareholders approved the TMS, Inc. Employee
Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the ESPP were approximately $31,500 and $19,300 for the years ended August 31, 2001 and 2000, respectively. Pursuant to the ESPP, 167,643 and 52,031 shares were issued in fiscal 2001 and 2000, respectively, from common shares held in treasury by the Company. As of August 31, 2001, 30,328 shares are available for future issuances under the plan.

Fair Value Disclosures

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and ESPP in fiscal years 2001 and 2000 been based on the fair value method prescribed by SFAS No. 123, net loss would have been increased by $21,286 and $31,096 in 2001 and 2000, respectively, with no effect on loss per share. The fair values of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100.36% and 95.96% in 2001 and 2000, respectively; risk-free interest rate of 4.5% and 1.3% for the stock option grants and the ESPP, respectively; expected lives of approximately 5 to 7 years in 2001 and 6 to 8 years in 2000 for the stock option grants; and expected lives for the ESPP of approximately .25 years in fiscal 2001 and 2000.

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

       F15

Note 5: Earnings Per Share

Table 5a is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income available to common shareholders.

     Options to purchase approximately 678,000 and 182,000 shares of common stock at prices ranging from $.27-$.75 per share were outstanding at August 31, 2001 and 2000, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. Additionally, approximately 59,000 options to purchase 16,000 incremental shares of common stock at prices ranging from $.125-$.188 were excluded from the per share computation for fiscal 2001, because of their anti-dilutive effect. All options expire during periods through the year 2008.


----------------
Table 5a


                                                  FISCAL YEAR 2001                             FISCAL YEAR 2000
                                   ----------------------------------------------------------------------------------------------
                                      INCOME           SHARES      PER-SHARE        INCOME          SHARES      PER-SHARE
                                   (NUMERATOR)      (DENOMINATOR)    AMOUNT       (NUMERATOR)    (DENOMINATOR)    AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:                         $(104,302)       13,080,624     $ (0.01)       $(396,558)     13,364,352     $ (0.03)

Effect of Dilutive Securities:
Common stock options                                --                                           --
-----------------------------------------------------------------------------------------------------------------------------------
Diluted EPS:                       $(104,302)       13,080,624     $ (0.01)       $(396,558)     13,364,352     $ (0.03)
-----------------------------------------------------------------------------------------------------------------------------------



       F16

Note 6: Reportable Segments

The Company's reportable segments are determined by its products and services and include: Component Product Technologies ("CPT"), Assessment Scoring Technologies ("AST"), Professional Services ("PS") and Document Conversion ("DC") Services. The CPT segment develops the Company's core product technologies. These products include core image viewing, image enhancement and forms processing software products (toolkits) that are necessary for developing new software applications or enhancing existing software applications. In addition, the CPT segment develops software products (applications) that may function independently from any other software package or may be closely associated with other software packages. The toolkits are primarily licensed to developers, system integrators, value added resellers ("VARs") and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that utilizes the product. The applications install directly on a user's system or on a server in a client/server environment. The applications are primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers. The AST segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring large-scale assessments ("tests") for grades K-12 in the educational marketplace. The technologies being developed within this segment leverage the Company's existing core competencies in forms recognition, image processing, viewing and enhancement. The AST segment created a Digital Mark Recognition ("DMR") software product designed to replace the need for hardware based Optical Mark Recognition ("OMR"). The AST segment also developed a new product called Virtual Scoring Center ("VSC"). The VSC provides the ability for qualified raters to score student responses to open-ended test questions in a web-enabled environment. In fiscal 2000 the Company decided to transition out of its existing professional service business model. The PS segment offered a variety of consulting and integration services for business and information management processes. In general, the professional service projects focused on an entity's need for document imaging solutions. The Company charged for projects on a time and materials or fixed fee basis. In fiscal 2001 the Company decided to discontinue providing document conversion services. All document conversion contracts were complete at August 31, 2001. The DC segment primarily offered services for electronic publishing of documents. These services included indexing - for large volume searching of on-line information; hyperlinking - for navigating through complex sets of on-line information; and document markup - for electronic publishing of documents on CD-Rom and the Internet/intranet. Document conversion also participated in a limited amount of data capture activities - converting paper documents to electronic forms.

     Direct costs are charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss. See Table 9a for the results of operations for each reportable segment for fiscal years ending 2001 and 2000. All revenue and expenses are from unaffiliated sources.

       F17

----------------
Table 6a



                                                  COMPONENT       ASSESSMENT
                                                    PRODUCT         SCORING       PROFESSIONAL      DOCUMENT
     2001                                         TECHNOLOGIES   TECHNOLOGIES       SERVICES       CONVERSION      TOTALS
-----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                   $3,159,529       $221,180         $56,720         $204,173      $3,641,602
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                         74,415         31,340              --           31,053         136,808
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              767,850       (705,244)         35,537           74,254         172,397
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amortization of capitalized software
     development costs                               158,167         15,218               --              --         173,385
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net     556,367        153,017               --              --         709,384
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                               326,276        168,235               --              --         494,511
-----------------------------------------------------------------------------------------------------------------------------



                                                  COMPONENT       ASSESSMENT
                                                    PRODUCT         SCORING       PROFESSIONAL      DOCUMENT
     2000                                         TECHNOLOGIES   TECHNOLOGIES       SERVICES       CONVERSION      TOTALS
-----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                   $2,982,195       $3,000          $360,615         $259,439      $3,605,249
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                         86,853       11,132            31,937           81,418         211,340
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              649,007     (420,978)         (318,092)            (906)        (90,969)
-----------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
     Amortization of capitalized software
     development costs                               232,420           --                 --               --        232,420

     Write-off of capitalized software
     development costs                               192,681           --                 --               --        192,681
-----------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
     Capitalized software development costs, net     388,258           --                 --               --        388,258
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software
     development costs                               332,190           --                 --               --        332,190
-----------------------------------------------------------------------------------------------------------------------------




Table 6b is a reconciliation of segment operating loss to the total company fiscal 2001 and 2000 net loss.

---------------
Table 6b
                                    2001          2000
---------------------------------------------------------------
Operating income (loss) for
   reportable segments          $ 172,397        (90,969)
Unallocated corporate
   expenses                      (310,804)      (350,016)
Interest income                    51,206         60,531
Interest expense                  (17,733)       (21,161)
Other, net                            632          5,857
Income tax expense                     --           (800)
---------------------------------------------------------------
Net loss                        $(104,302)      (396,558)
---------------------------------------------------------------


       F18

Note 7: Employee Benefit Plan

     The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on six months of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $22,000 and $48,000 in 2001 and 2000, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 8: Leases

     The Company leases office space and equipment under operating leases.
Rent expense was approximately $36,000 and $51,000 for 2001 and 2000, respectively. The Company has non-cancelable future minimum lease obligations of $263,790 in fiscal 2001. In November 1997, the Company entered into two capital lease agreements for scanning equipment and related software. The leases ended in the first quarter of fiscal 2001 and the leased equipment was purchased and resold at fair market value. The leases had a three-year term and provided for the Company to either relinquish the equipment and software to the leasing company at the end of the lease or purchase the equipment and software at fair market value. Assets under capital leases are included in the Company's balance sheet as follows:


                                            2001              2000
-----------------------------------------------------------------------
Computer equipment                        $       -       $  165,003
Less: accumulated amortization                    -         (154,043)
-----------------------------------------------------------------------
                                          $       -       $   10,960


       F19

     During fiscal 2001 and 2000, depreciation expense included $10,960 and $51,474, respectively, for amortization of assets held under capital lease. In fiscal 1999, the Company entered into an operating sublease for certain computer equipment and software held under capital lease. The sublease ended in the first quarter of 2001 and the lessee purchased the leased equipment at fair market value. The Company received approximately $3,000 and $29,000 in rental payments under the sublease in fiscal 2001 and 2000, respectively.

Note 9: Business and Credit Concentrations

     In 2001, no individual customer accounted for greater than 10% of total revenue. At August 31, 2001, two customers accounted for 44% of total trade accounts receivable. In 2000, one customer accounted for 12% and 38% of the Company's total revenue and trade accounts receivable, respectively. Information regarding the Company's operations by geographic area as of and for the years ended August 31, 2001 and 2000, follows:

Revenue:                           2001                 2000
------------------------------------------------------------------
United States                 $2,969,037             3,053,608

Europe (export sales)            389,700               359,684

Asia (export sales)              192,296                89,096

Australia (export sales)          27,518                28,238

Canada (export sales)             18,324                20,606

Other (export sales)              44,727                54,017
------------------------------------------------------------------
                              $3,641,602             3,605,249
------------------------------------------------------------------

Accounts receivable (gross):       2001                 2000
------------------------------------------------------------------
United States                 $1,024,372               525,001

Europe                            20,589                52,951

Asia                              (1,147)               (2,273)

Australia                            537                17,308

Canada                               203
------------------------------------------------------------------
                              $1,044,554               592,987


       F20

Note 10: Contingencies

On September 12, 2000 the Company filed an arbitration with the American Arbitration Association against Hummingbird USA, Inc. for failing to comply with royalty reporting and payment obligations as outlined in our value added reseller agreement. The Company was seeking a one-time royalty payment of $440,000 plus interest and legal fees. On August 31, 2001, the American Arbitration Association awarded the Company $525,800 in actual damages, $41,702 in transactional costs, and $525,800 for Hummingbird's unfair and deceptive acts and practices. Hummingbird filed a "Motion to Vacate the Arbitration Award" in the federal court system on October 2, 2001. The Company anticipates resolution of the matter in six to eight months. Due to the appeal of the award, no revenue has been reported in the fiscal year 2001 operating results related to the arbitrator's award.


---------------
Schedule II

Valuation and Qualifying Accounts

TMS, Inc. (dba TMSSequoia)



                                     BALANCE AT        ADDITIONS/REDUCTIONS        DEDUCTIONS--           BALANCE AT
                                     BEGINNING            TO COSTS &              RECOVERY/WRITE-OFF          END
Classification                       OF PERIOD              EXPENSES                OF ACCOUNTS           OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2001:
   Allowance for doubtful accounts   $   54,032             (5,000)                   12,317              $   36,715

Year ended August 31, 2000:
   Allowance for doubtful accounts   $  395,069             66,178                   407,215              $   54,032
--------------------------------------------------------------------------------------------------------------------------------



       F21