Form 10QSB
period 2001-11-30
TMS INC /OK/
filed 2002-01-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      November 30, 2001

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
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at December 31, 2001
Common stock, par value $.05 per share            13,106,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
November 30, 2001 and August 31, 2001
                                                 Nov 30,
                                                  2001        August 31,
                                               (unaudited)      2001*
                                               -----------    ----------

Cash                                           $   253,619      $669,287
Trade accounts receivable, net                     915,385     1,007,839
Other current assets                               138,464       156,133
                                               -----------    -----------
   Total current assets                          1,307,468     1,833,259
                                               -----------    -----------
Property and equipment                           2,569,561     2,571,501
Accumulated depreciation and amortization       (1,632,054)   (1,608,480)
                                               ------------   -----------
   Net property and equipment                      937,507       963,021
                                               -----------    -----------
Capitalized software development costs, net        739,670       709,384
Other assets                                       472,819       476,006
                                               -----------    -----------

Total assets                                   $ 3,457,464     $3,981,670
                                               ===========    ===========

Current installments of long-term debt              27,522         27,016
Accounts payable                                   235,046        231,311
Accrued payroll expenses                           202,434        264,382
Deferred revenue                                   235,221        280,995
                                               -----------    -----------
   Total current liabilities                       700,223        803,704

Long-term debt, net of current installments        220,290        227,376
                                               -----------    -----------
Total liabilities                                  920,513      1,031,080
                                               -----------    -----------
Common stock                                       655,283        655,133
Additional paid-in capital                      11,348,276     11,347,872
Accumulated deficit                             (9,466,608)    (9,040,887)
Treasury stock                                          -         (11,528)
                                               -----------    -----------
Total shareholders' equity                       2,536,951      2,950,590
                                               -----------    -----------

Total liabilities and shareholders' equity     $ 3,457,464    $ 3,981,670
                                               ============   ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.



TMS, Inc.
Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 2001 and 2000

                                                   Three Months Ended
                                                        November 30
                                               -------------------------
                                                   2001           2000
                                                  -----           -----
Revenue:
 Licensing and royalties                       $   459,300    $   827,469
 Customer support and maintenance                  101,932         81,910
 Other services                                          -         73,087
                                               ------------   ------------
                                                   561,232        982,466
                                               ------------   ------------
Operating costs and expenses:
 Cost of revenue                                   154,989        128,221
 Selling, general and administrative               503,894        610,723
 Research and development                          316,345        188,247
                                               ------------   ------------
                                                   975,228        927,191
                                               ------------   ------------
Operating (loss) income                           (413,996)        55,275

Other (expense) income, net                         (5,110)        18,358
                                               ------------   ------------
(Loss) income before income taxes                 (419,106)        73,633

Income tax expense                                       -         21,725
                                               ------------   ------------
Net (loss) income                              $  (419,106)   $    51,908
                                               ============   ============

Basic (loss) earnings per share                $     (0.03)   $      0.00
                                               ============   ============
Weighted average common shares                  13,088,663     13,312,481
                                               ============   ============
Diluted (loss) earnings per share              $     (0.03)   $      0.00
                                               ============   ============
Weighted average common shares and potentially
dilutive securities                             13,088,663     13,331,693
                                               ============   ============
See accompanying notes to condensed
 financial statements.


TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 2001 and 2000

                                                   Three Months Ended
                                                      November 30
                                               -------------------------
                                                    2001          2000
                                                   -----         -----
Net cash flows used in
  operating activities                         $  (272,707)  $  (229,616)
                                               -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment              (15,892)       (8,041)
  Capitalized software development costs          (125,402)     (148,642)
  Patent costs                                           -       (10,570)
                                               -----------    -----------
  Net cash used in investing activities           (141,294)     (167,253)
                                               -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                      (6,580)       (7,094)
  Repayments of capital lease obligation                 -       (14,413)
  Sale of treasury stock, at cost                    4,913         7,918
  Purchase of treasury stock, at cost                    -      (100,000)
                                               -----------    -----------
  Net cash used in financing activities             (1,667)     (113,589)
                                               -----------    -----------
Net decrease in cash                              (415,668)     (510,458)

Cash at beginning of period                        669,287     1,359,692
                                               -----------    -----------
Cash at end of period                          $   253,619    $  849,234
                                               ============  ===========

See accompanying notes to condensed
  financial statements.


TMS, Inc.
Notes to Condensed Financial Statements (unaudited)



Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2001.

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

Line of Credit

At November 30, 2001 we had a $1,000,000 operating line of credit with a bank which bears interest at 1% above prime (6% at November 30, 2001) and expires on November 28, 2002. No balance was outstanding against the line of credit at November 30, 2001.

Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                                       November 30, 2001                     November 30, 2000
                           -----------------------------------   ------------------------------------
                            Loss           Shares       Per-Share      Income        Shares        Per-Share
                          (Numerator)   (Denominator)    Amount     (Numerator)    (Denominator)     Amount
                          -----------   -------------   ---------   -----------    ------------    ---------
Basic EPS:
  Net (Loss) Income      $(419,106)       13,088,663     $(0.03)       $51,908      13,312,481       $0.00

Effect of Common
  Stock options                                    -                                    19,212
                         -------------  -------------   ---------   -----------    ------------    ---------
Diluted EPS:
  Net (Loss) Income      $(419,106)       13,088,663     $(0.03)       $51,908      13,331,693       $0.00
                         =============  =============   =========   ===========    =============   =========


Options to purchase approximately 628,000 shares and 678,000 shares of common stock at prices ranging from $.27-$.40 per share were outstanding at November 30, 2001 and 2000, respectively, but were not included in the computation of diluted net income (loss) per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 59,000 options to purchase common stock at prices ranging from $.125-$.1875 were excluded from the computation of diluted loss per share for the three months ended November 30, 2001, because of their anti-dilutive effect. All options expire during periods through the year 2008.

Shareholders' Equity
--------------------
During the three months ending November 30, 2001, we issued 30,326 common shares that were held in treasury at an aggregate sales price of $5,000. These shares were issued to employees participating in our employee stock purchase plan. At November 30, 2001, there were no remaining shares available to be issued under the employee stock purchase plan.

Reclassifications
-----------------
Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 financial statement presentation.

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


Following is selected financial information for each of our reportable segments for the three months ended November 30, 2001 and 2000. All revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------


                                 Three Months Ended
                                     November 30
                                ------------------------
                                    2001          2000
                                    ----          ----
Revenue from external customers   $553,207      $900,792
                                 -----------   -----------
Operating (loss) income            (31,866)      337,590
                                 -----------   -----------


Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) Plug-in, ScanFix(R), Prizm(R) color, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended November 30, 2001 was $553,207 compared to $900,792 for the same period last year, a decrease of $347,585, or 39%. Operating loss for the segment was -6% for the three months ended November 30, 2001 compared to operating income of 37% for the same period last year.

With the exception of the Prizm color product, which had not been released for sale in the first quarter of fiscal year 2001, the decline in component product revenue occurred across all product lines. This decline was in large part attributable to the delay by several of our customers in closing the purchase of certain licenses and the reduction in the number of licenses purchased, both of which we believe to be indirect results of the events of September 11, 2001 and the general uncertainty of the national economy.

The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. During the first quarter of fiscal year 2001, one customer accounted for approximately 11% of the total revenue for the segment. In the first quarter of fiscal year 2002, no one customer accounted for more than 10% of total segment revenue.

Although our sales and monthly revenue totals have gradually improved since the events of September 11, 2001, we continue to experience longer sales cycles. We anticipate that customers may continue to purchase licenses in smaller quantities. Based on our belief that sales would continue to be depressed as a result of the reaction to the events of September 11, 2001, we implemented a company-wide plan near the end of the first quarter to eliminate a portion of our workforce to reduce certain of our ongoing fixed expenses. (See the "Total Company Operating Results" section below for a complete discussion of the implementation of the expense reduction plan). Accordingly, the operating margins for this segment were impacted by $53,204 of incremental one-time costs related to severance payments made as part of the workforce reduction; however, the decline in operating margins over the prior year first quarter is almost entirely attributable to the decline in revenue.

 Assessment Scoring Technologies
--------------------------------


                                   Three Months Ended
                                       November 30
                                ------------------------
                                      2001          2000
                                      ----          ----
Revenue from external customers  $       -     $    6,200
                                 -----------   -----------
Operating loss                    (280,698)      (180,972)
                                 -----------   -----------


This segment includes costs associated with the continued development and marketing of our Virtual Scoring Center(TM) and Digital Mark Recognition(TM) software products that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. The initial version of the Virtual Scoring Center was created for a specific customer and was installed during the prior fiscal year. We are in the process of creating a commercial version of the Virtual Scoring Center that will include integration of our Digital Mark Recognition technology as an optional feature. We expect to release the commercial product during the latter half of the current fiscal year in time for the late spring and summer scoring season. The increase in the segment operating loss over the first quarter of fiscal 2001 is almost entirely attributable to additional software development resources allocated to the segment. During the first quarter of fiscal 2002, the operating results for this segment were also impacted by $25,425 of incremental one-time costs related to severance payments made as part of the total company workforce reduction. (See the "Total Company Operating Results" section below for a complete discussion of the implementation of the expense reduction plan.)


Other Services
---------------------


                                    Three Months Ended
                                       November 30
                                ------------------------
                                     2001          2000
                                     ----          ----
Revenue from external customers  $  8,025      $  75,474
                                 -----------   -----------
Operating income                    6,692         10,923
                                 -----------   -----------


The "Other Services" segment includes combined financial results for the winding down of operational activities related to the Professional Services and Document Conversion Services segments. Early in fiscal year 2000, we decided to transition out of these service activities. Approximately 80% of the prior first quarter revenue and 67% of the fiscal year 2001 first quarter operating income resulted from document conversion service contracts. We completed our final document conversion service activities during fiscal 2001, thus no revenue or expenses are included in the first quarter of fiscal year 2002 for document conversion. The remaining revenue and operating income in the first quarters of both fiscal year 2002 and fiscal year 2001 relates to one professional service customer support and maintenance contract that we expect to end during the fourth quarter of fiscal year 2002.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net (loss) income for the three-month periods ending November 30, 2001 and 2000.


                                      Three Months Ended
                                          November 30
                                    --------------------------

                                         2001          2000
                                         ----          ----
Total company revenue               $  561,232     $  982,466
                                    -----------    ------------
Operating (loss) income for
  reportable segments                 (305,872)       167,541
Unallocated corporate expenses        (108,124)      (112,266)
Interest income                          3,709         18,866
Interest expense                        (4,702)        (4,408)
Other, net                              (4,117)         3,900
Income tax expense                           -        (21,725)
                                    ------------   ------------
  Net (loss) income                 $ (419,106)    $   51,908
                                    ===========    ============
(Loss) income per share:
  Basic                             $    (0.03)    $     0.00
  Diluted                           $    (0.03)    $     0.00
                                    ===========    ============


Total revenue for the three months ended November 30, 2001 was $561,232 compared to $982,466 for the same quarter of fiscal year 2001, a decrease of $421,234 or 43%. The decline in total company revenue is almost entirely attributable to several of our component product customers delaying the close of licensing contracts or reducing the number of licenses purchased, which we believe were the indirect result of the events of September 11, 2001 and the general uncertainty of the national economy. Approximately 14% of the total revenue decline was the results of our prior year decision to terminate our document conversion service activities.

Our net loss for the three months ended November 30, 2001 was $419,106 or $0.03 loss per share (basic and diluted), compared to net income of $51,908 or $0.00 income per share (basic and diluted) for the same quarter of fiscal 2001. The approximate $350,000 decline in component product revenue had the most significant impact on the decline in our current first quarter results when compared to the same period last year.

Also contributing to our first quarter loss were one-time incremental costs of $78,629 related to employee severance payments made as part of our termination of employees to reduce expenses. Because of the overall uncertainty of the economy, which was fueled by the tragic events of September 11, 2001, many of our customers either delayed the purchase of software licenses or reduced the number of licenses purchased. As mentioned in the component product segment above, we have seen a gradual improvement in our sales pipeline and monthly revenue totals since the events of September 11, 2001, however we continue to experience longer sales cycles and anticipate that customers may continue to purchase licenses in smaller quantities than what we have historically seen.

On an annualized basis, the cost savings associated with this workforce reduction amounts to approximately $530,000. Four of the seven employees terminated were from the software development group. The termination of these software development positions may have an impact on our ability to adhere to certain product release schedules, thus hindering near-term revenue growth.

The other three employee reductions were middle management, and other employees assumed their responsibilities. We do not currently anticipate that we will be required to make any other significant changes to our operating structure.



Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $484,500 as of November 30, 2001. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. To fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at November 30, 2001 was $607,245 with a current ratio of 1.9:1, compared to $1,029,555 with a current ratio of 2.3:1 at August 31, 2001. The declines in working capital and current ratio are primarily due to the approximately $416,000 decrease in cash from August 31, 2001 to November 30, 2001, as explained below.

Net cash used in operations for the three months ended November 30, 2001 was approximately $273,000. We paid $97,421 in employee severance and unpaid vacation during the current year first quarter as well as $80,000 in legal fees associated with the arbitration proceedings. The remaining use of operating cash flow relates to our operating loss position resulting from the downturn in revenue during the quarter. Net cash used in investing activities for the three months ended November 30, 2001 approximates $141,000 the majority of which represents our investment in new and enhanced software products. Net cash flows used in financing activities were $2,000 during the first quarter of fiscal 2002.

During the first quarter of fiscal 2002 we secured a line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



PART II - Other Information

Item 1. Legal Proceedings

On September 12, 2000 we filed an arbitration claim with the American Arbitration Association against Hummingbird USA, Inc. for failing to comply with royalty reporting and payment obligations as outlined in our valued added reseller agreement. We were seeking a one-time royalty payment of $440,000 plus interest and legal fees. On August 31, 2001, the American Arbitration Association awarded us $525,800 in actual damages, $41,702 in transactional costs, and $525,800 for Hummingbird's unfair and deceptive acts and practices. Hummingbird filed a "Motion to Vacate the Arbitration Award" in the federal court system on October 2, 2001. We anticipate that this matter will be resolved sometime during 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS, Inc.


Date:  January 14, 2002          /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, President
                                 Principal Executive and Financial Officer