Form 10QSB
period 2002-02-28
TMS INC /OK/
filed 2002-04-11
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 28, 2002

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
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at March 31, 2002
Common stock, par value $.05 per share            13,109,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 28, 2002 and August 31, 2001

                                               February 28,
                                                  2002        August 31,
                                               (unaudited)      2001*
                                               -----------   ----------

Cash                                           $   191,850     $  669,287
Trade accounts receivable, net                     943,472      1,007,839
Contract service work in process                     9,000          6,300
Other current assets                               194,063        149,833
                                               -----------    -----------
   Total current assets                          1,338,385      1,833,259
                                               -----------    -----------
Property and equipment                           2,566,679      2,571,501
Accumulated depreciation and amortization       (1,659,530)    (1,608,480)
                                               ------------   -----------
   Net property and equipment                      907,149        963,021
                                               -----------    -----------
Capitalized software development costs, net        751,642        709,384
Other assets                                       469,891        476,006
                                               -----------    -----------

Total assets                                   $ 3,467,067     $3,981,670
                                               ===========    ===========

Current installments of long-term debt              28,033         27,016
Accounts payable                                   248,640        231,311
Deferred revenue                                   251,689        280,995
Other current liabilities                          198,010        264,382
                                               -----------    -----------
   Total current liabilities                       726,372        803,704

Long-term debt, net of current installments        213,030        227,376
                                               -----------    -----------
Total liabilities                                  939,402      1,031,080
                                               -----------    -----------
Common stock                                       655,433        655,133
Additional paid-in capital                      11,348,590     11,347,872
Accumulated deficit                             (9,476,358)    (9,040,887)
Treasury stock                                           -        (11,528)
                                               -----------    -----------
Total shareholders' equity                       2,527,665      2,950,590
                                               -----------    -----------

Total liabilities and shareholders' equity     $ 3,467,067    $ 3,981,670
                                               ============   ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.


TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Six Months Ended February 28,
2002 and 2001

                                              Three Months Ended          Six Months Ended
                                          February 28, February 28,    February 28, February 28,
                                             2002         2001           2002          2001
                                             -----        -----         -----         -----
Revenue:
 Licensing and royalties                 $  666,599    $  701,549    $ 1,125,899   $ 1,529,018
 Customer support and maintenance           138,137        81,242        240,069       163,152
 Other services                               3,823        86,156          3,823       159,243
                                        ------------  ------------  ------------  ------------
                                            808,559       868,947      1,369,791     1,851,413
                                        ------------  ------------  ------------  ------------
Operating costs and expenses:
 Cost of revenue                            142,124       119,221        297,113       247,443
 Selling, general and administrative        535,981       573,001      1,039,875     1,183,723
 Research and development                   135,716       240,207        452,061       428,454
                                        ------------  ------------  ------------  ------------
                                            813,821       932,429      1,789,049     1,859,620
                                        ------------  ------------  ------------  ------------
Operating loss                               (5,262)      (63,482)      (419,258)       (8,207)

Other (expense) income, net                  (4,488)       11,060         (9,598)       29,419
                                        ------------  ------------  ------------  ------------
(Loss) income before income taxes            (9,750)      (52,422)      (428,856)       21,212
                                        ------------  ------------  ------------  ------------

Income tax benefit                                -       (21,725)             -             -
                                        ------------  ------------  ------------  ------------
Net (loss) income                       $    (9,750)  $   (30,697)  $   (428,856) $     21,212
                                        ============  ============  ============  ============

Basic earnings per share                $     (0.00)  $     (0.00)  $      (0.03) $       0.00
                                        ============  ============  ============  ============
Weighted average common shares           13,106,626    12,955,894     13,097,644    13,134,188
                                        ============  ============  ============  ============
Diluted earnings per share              $     (0.00)  $     (0.00)  $      (0.03) $       0.00
                                        ============  ============  ============  ============
Weighted average common and common
equivalent shares                        13,106,626    12,955,894     13,097,644    13,153,399
                                        ============  ============  ============  ============

See accompanying notes to condensed
  financial statements.





TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Six Months Ended February 28, 2002 and 2001



                                               February 28,  February 28,
                                                   2002          2001
                                                   -----         -----
Net cash flows used in
  operating activities                         $  (212,595)    $  (97,510)
                                               -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment              (21,292)       (28,474)
  Capitalized software development costs          (235,134)      (277,271)
  Proceeds from sale of equipment                        -          3,170
  Patent costs                                           -        (10,570)
                                               -----------    -----------
  Net cash used in investing activities           (256,426)      (313,145)
                                               -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                     (13,329)       (14,328)
  Repayments of capital lease obligation                 -        (14,413)
  Sale of treasury stock, at cost                    4,913         17,206
  Purchase of treasury stock, at cost                    -       (100,000)
                                               -----------    -----------
  Net cash used in financing activities             (8,416)      (111,535)
                                               -----------    -----------
Net decrease in cash                              (477,437)      (522,190)

Cash at beginning of period                        669,287      1,359,692
                                               -----------    -----------
Cash at end of period                          $   191,850    $   837,502
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

Net (Loss) Income Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                           Three Months Ended February 28, 2002    Three Months Ended February 28, 2001
                           -----------------------------------   ------------------------------------
                            Loss           Shares      Per-Share       Loss          Shares      Per-Share
                          (Numerator)    (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                          ------------  -------------   ---------   -----------   ------------   ---------
Basic EPS:
  Net Loss                  $(9,750)       13,106,626    $(0.00)      $(30,697)    12,955,894     $(0.00)

Effect of Common
  Stock options                                     -                                       -
                         -------------  -------------   ---------   -----------    ------------  ---------
Diluted EPS:
  Net Loss                  $(9,750)       13,106,626    $(0.00)      $(30,697)    12,955,894     $(0.00)
                         =============  =============   =========   ===========   =============  =========


                           Six Months Ended February 28, 2002      Six Months Ended February 28, 2001
                           -----------------------------------   ------------------------------------
                            Loss           Shares       Per-Share     Income         Shares      Per-Share
                          (Numerator)    (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                          ------------  -------------   ---------   -----------    ------------   ---------
Basic EPS:
  Net (Loss) income        $(428,856)      13,097,644    $(0.03)       $21,212    13,134,188     $ 0.00

Effect of Common
  Stock options                                     -                                 19,211
                         -------------  -------------   ---------   -----------    ------------   ---------
Diluted EPS:
  Net (Loss) income        $(428,856)      13,097,644    $(0.03)       $21,212    13,153,399     $ 0.00
                         =============  =============   =========   ===========   =============  =========


Options to purchase approximately 628,000 shares and 678,000 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at February 28, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 59,000 options to purchase common stock at prices ranging from $.125 to $.1875 per share were excluded from the computation of diluted loss per share for the three and six months ended February 28, 2002, because of their anti-dilutive effect. Approximately 687,000 and 741,000 options to purchase shares of common stock were outstanding at February 28, 2002 and 2001, respectively. All options expire during periods through the year 2008.

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


Following is selected financial information for each of our reportable segments for the three and six-months ended February 28, 2002 and 2001. All revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------



                                         Three Months Ended            Six Months Ended
                                  February 28,    February 28,    February 28,    February 28,
                                      2002             2001             2002          2001
                                      ----             ----             ----          ----
Revenue from external customers    $786,055         $779,929        $1,339,262     $1,680,721
                                  ------------    ------------    ------------    -----------
Operating income                   $230,312         $196,474       $   198,446     $  534,063
                                  ------------    ------------    ------------    -----------


Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) plug-in, ScanFix(R), Prizm(R) color image processing, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended February 28, 2002 was $786,055 compared to $779,929 for the same period last year, an increase of $6,126, or 1%. For the six months ended February 28, 2002 revenue for this segment was $1,339,262 compared to $1,680,721 for the same period last year, a decrease of $341,459, or 20%.

With the exception of the Prizm color product, which was not released for sale until the second quarter of fiscal year 2001, the six-month decline in component product revenue occurred across all product lines. This decline was in large part attributable to the delay, during the first quarter of the current fiscal year, by several of our customers in closing the purchase of certain licenses or reducing the number of licenses purchased, both of which we believe to be indirect results of the events of September 11, 2001 and the general uncertainty of the national economy. Although our sales and monthly revenue totals have improved since the events of September 11, 2001, we continue to experience longer sales cycles and many customers continue to purchase licenses in smaller quantities, which we believe partially contributed to flat revenue for the second quarter ended February 28, 2002, compared to the same period last year. We also believe that revenue for this segment has been impacted by the early market status of our new Prizm color image processing toolkit. Although we have sold multiple copies of our Prizm color toolkit since its release last year, timing more widespread adoption rates in the emerging market for color-based document management solutions is difficult.

Operating income for the segment was 29% for the three months ended February 28, 2002 compared to operating income of 25% for the same period last year. Based on our belief that sales would continue to be depressed as a result of the reaction to the events of September 11, 2001, we implemented a company-wide plan near the end of the first quarter to eliminate a portion of our workforce to reduce certain of our ongoing fixed expenses. The improved operating margins for the second quarter are primarily because of reduced expenses that resulted from the workforce reduction.

For the six-month periods ended February 28, 2002 and 2001, operating income for the segment was 15% and 32% respectively. The decline in operating margins over the prior year six-month period is almost entirely attributable to the first quarter revenue decline described above.

The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. During the second quarter of fiscal year 2002, one customer accounted for approximately 12% of the total revenue for the segment and in the second quarter of fiscal year 2001 one customer accounted for approximately 11% of total segment revenue. No one customer accounted for more than 10% of segment revenue for the six-month periods ended February 28, 2002 and 2001.

 Assessment Scoring Technologies
--------------------------------



                                         Three Months Ended            Six Months Ended
                                  February 28,   February 28,    February 28,    February 28,
                                      2002           2001             2002           2001
                                      ----           ----             ----           ----
Revenue from external customers       9,823              -       $   9,823          6,200
                                  ------------   ------------    ------------   -----------
Operating loss                    $(203,503)     $(215,542)      $(484,201)     $(396,514)
                                  ------------   ------------    ------------   -----------

This segment includes costs associated with the continued development and marketing of our Virtual Scoring Center(TM) web-based assessment scoring system and our Digital Mark Recognition(TM) technology that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. The initial version of the Virtual Scoring Center was created for a specific customer and was installed during the prior fiscal year. We are in the process of creating a commercial version of the Virtual Scoring Center that will include integration of our Digital Mark Recognition technology as an optional feature. We expect to release the commercial product during the latter half of the current fiscal year.

During the second quarter ended February 28, 2002, we signed a letter of intent with Measurement Incorporated, a large provider of assessment scoring services, to create a Limited Liability Company, which would own the Virtual Scoring Center web-based assessment scoring system. Ownership of the Digital Mark Recognition technology would remain with TMS. Under the agreement, TMS and Measurement Incorporated would be equal partners in the Limited Liability Company and software development and other costs would be shared equally. Each partner would also be required to remit license fees to the Limited Liability Company for the sale or use of the Virtual Scoring Center system, and cash flows would be distributed to each partner in proportion to their respective contributions. As part of the letter of intent, Measurement Incorporated was required to begin paying for a portion of the Virtual Scoring Center development costs on a non-refundable basis. During the second quarter ended February 28, 2002, we accrued or received approximately $35,000 from Measurement Incorporated for a portion of our development costs. We expect to finalize the definitive agreement during the third quarter of the current year.

The increase in the six-month segment operating loss over the same six-month period in fiscal 2001 is primarily attributable to one-time costs related to severance payments made as part of the total company workforce reduction that occurred during the first quarter of the current fiscal year, professional fees associated with the prospective Limited Liability Company, and software amortization expense that began as a result of the first release of the Virtual Scoring Center web-based assessment scoring system in the latter part of fiscal 2001.




Other Services
---------------------



                                    Three Months Ended            Six Months Ended
                                February 28,  February 28,  February 28,   February 28,
                                     2002           2001           2002          2001
                                     ----           ----           ----          ----
Revenue from external customers   $12,681         $89,018       $20,706        $164,492
                                -----------    -----------   -----------    -----------
Operating income                  $10,718         $43,944       $17,410         $54,868
                                -----------    -----------   -----------    -----------


The "Other Services" segment includes combined financial results for the winding down of operational activities related to the Professional Services and Document Conversion Services segments. Early in fiscal year 2000, we decided to transition out of these service activities. Approximately 69% and 74% of the prior year second quarter and six-month revenue, respectively, resulted from document conversion service contracts. We completed our final document conversion service activities during fiscal 2001, thus no revenue or expenses are included in the second quarter or first six months of fiscal year 2002. The remaining revenue and operating income in the second quarters and six-month periods of both fiscal year 2002 and fiscal year 2001 relates to one professional service customer support and maintenance contract. It is possible that the customer support and maintenance contract may renew for another year upon its expiration during the fourth quarter of fiscal year 2002.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net (loss) income for the three and six months periods ending February 28, 2002 and 2001.


                                        Three Months Ended         Six Months Ended
                                   February 28,  February 28,   February 28,   February 28,
                                      2002            2001           2002            2001
                                      ----            ----           ----            ----
Total company revenue              $ 808,559     $  868,947     $ 1,369,791     $ 1,851,413
                                   -----------   -----------    -----------    ------------
Operating income (loss) for
  reportable segments                 37,527         24,876        (268,345)        192,417
Unallocated corporate expenses       (42,789)       (88,358)       (150,913)       (200,624)
Interest income                        3,317         14,524           7,026          33,391
Interest expense                      (4,530)        (3,788)         (9,232)         (8,196)
Other, net                            (3,275)           324          (7,392)          4,224
Income tax expense                         -         21,725               -               -
                                   ------------  ------------   ------------   ------------
  Net loss                         $  (9,750)    $  (30,697)     $ (428,856)    $    21,212
                                   ===========   ===========    ===========    ============
Loss per share:
  Basic                            $  (0.00)     $   (0.00)     $   (0.03)     $      0.00
  Diluted                             (0.00)         (0.00)         (0.03)            0.00
                                   ===========   ===========    ===========    ============


Total revenue for the three months ended February 28, 2002 was $808,559 compared to $868,947 for the same quarter of fiscal year 2001, a decrease of $60,388 or 7%. The decline in second quarter revenue over the same quarter last year is attributable to the transition out of document conversion service activities. Total revenue for the six months ended February 28, 2002 was $1,369,791 compared to $1,851,413 for the same quarter of fiscal year 2001, a decrease of $481,622 or 26%. The decline in total company revenue for the six month comparative periods is almost entirely attributable to several of our component product customers delaying the close of licensing contracts or reducing the number of licenses purchased during the first quarter of the current year, which we believe were the indirect result of the events of September 11, 2001 and the general uncertainty of the national economy.

Our net loss for the three months ended February 28, 2002 was $9,750 or $0.00 per share (basic and diluted), compared to a net loss of $30,697 or $0.00 per share (basic and diluted) for the same quarter of fiscal 2001. Our net loss for the six months ended February 28, 2002 was $428,856 or $0.03 loss per share (basic and diluted), compared to net income of $21,212 or $0.00 per share (basic and diluted) for the same period in fiscal 2001. The approximate $341,000 decline in component product revenue had the most significant impact on the decline in our current six-month results when compared to the same period last year.


Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $484,500 as of February 28, 2002. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. To fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at February 28, 2002 was $612,013 with a current ratio of 1.8:1, compared to $1,029,555 with a current ratio of 2.3:1 at August 31, 2001. The declines in working capital and current ratio are primarily due to the approximately $477,000 decrease in cash from August 31, 2001 to February 28, 2002, as explained below.

Net cash used in operations for the six months ended February 28, 2002 was approximately $213,000. We paid $97,421 in employee severance and unpaid vacation during the current year first quarter as well as $93,000 in legal fees associated with the arbitration proceedings. The remaining use of operating cash flow relates to our operating loss position resulting from the downturn in revenue during the first quarter. Net cash used in investing activities for the six months ended February 28, 2002 approximates $256,000 the majority of which represents our investment in new and enhanced software products. Net cash flows used in financing activities were approximately $8,000 for the first six months of fiscal 2002.

During the first quarter of fiscal 2002 we secured a line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. There was no balance outstanding against the line of credit at February 28, 2002. We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.




PART II - Other Information

Item 1. Legal Proceedings

As noted in our Form 10-QSB for the quarterly period ending November 30, 2001, on September 12, 2000 we filed an arbitration claim with the American Arbitration Association against Hummingbird USA, Inc. for failing to comply with royalty reporting and payment obligations as outlined in our valued added reseller agreement. We were seeking a one-time royalty payment of $440,000 plus interest and legal fees. On August 31, 2001, the American Arbitration Association awarded us $525,800 in actual damages, $41,702 in transactional costs, and $525,800 for Hummingbird's unfair and deceptive acts and practices. Hummingbird filed a "Motion to Vacate the Arbitration Award" in the federal court system on October 2, 2001. A hearing date has been set for April 29, 2002. We anticipate that this matter will be resolved sometime during 2002.


Item 4. Submission of Matters to a Vote of Security Holders

a) The Company held its annual meeting of shareholders on February 22, 2002.

b) The following matters were voted upon at the annual meeting:
     1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

                              Affirmative            Votes Withheld
Rudy J. Alvarado              10,769,748             185,691
Doyle E. Cherry               10,306,616             648,823
James R. Rau, M.D.            10,331,616             623,823
Russell W. Teubner            10,756,292             199,147
Marshall C. Wicker            10,272,474             682,965


       2) The shareholders ratified the appointment of KPMG LLP as independent public accountants for fiscal year 2002. Affirmative votes were 10,533,632; negative votes were 418,924; and abstentions were 2,883.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS Inc.


Date:  April 11, 2002            /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, President
                                 Principal Executive and Financial Officer