Form 10QSB
period 2002-05-31
TMS INC /OK/
filed 2002-07-15
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                      FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      May 31, 2002

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
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at June 30, 2002
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
May 31, 2002 and August 31, 2001

                                                 May 31,
                                                   2002       August 31,
                                               (unaudited)      2001*
                                               -----------    ----------

Cash                                           $    98,885    $   669,287
Trade accounts receivable, net                     789,381      1,007,839
Contract service work in process                        -           6,300
Other current assets                               141,564        149,833
                                               -----------    -----------
   Total current assets                          1,029,830      1,833,259
                                               -----------    -----------
Property and equipment                           2,521,359      2,571,501
Accumulated depreciation and amortization       (1,640,736)    (1,608,480)
                                               ------------   -----------
   Net property and equipment                      880,623        963,021
                                               -----------    -----------
Capitalized software development costs, net        770,775        709,384
Other assets                                       485,831        476,006
                                               -----------    -----------

Total assets                                   $ 3,167,059    $ 3,981,670
                                               ===========    ===========

Current installments of long-term debt              28,564         27,016
Accounts payable                                   160,977        231,311
Deferred revenue                                   213,911        280,995
Other current liabilities                          180,989        264,382
                                               -----------    -----------
   Total current liabilities                       584,441        803,704

Long-term debt, net of current installments        205,719        227,376
                                               -----------    -----------
Total liabilities                                  790,160      1,031,080
                                               -----------    -----------
Common stock                                       655,583        655,133
Additional paid-in capital                      11,348,822     11,347,872
Accumulated deficit                             (9,627,506)    (9,040,887)
Treasury stock                                           -        (11,528)
                                               -----------    -----------
Total shareholders' equity                      2,376,899       2,950,590
                                               -----------    -----------

Total liabilities and shareholders' equity     $3,167,059     $ 3,981,670
                                               ============   ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.


TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Nine Months Ended May 31,
2002 and 2001

                                           Three Months Ended         Nine Months Ended
                                          May 31,      May 31,       May 31,       May 31,
                                           2002         2001           2002          2001
                                           -----        -----         -----         -----
Revenue:
 Licensing and royalties                 $   468,511    $ 684,961   $  1,594,410  $  2,213,979
 Customer support and maintenance            135,606       79,820        375,675       242,972
 Other services                               10,683       51,224         14,506       210,467
                                        ------------  ------------  ------------  ------------
                                             614,800      816,005      1,984,591     2,667,418
                                        ------------  ------------  ------------  ------------
Operating costs and expenses:
 Cost of revenue                             130,428      113,831        427,542       361,273
 Selling, general and administrative         492,393      684,620      1,532,268     1,868,345
 Research and development                    144,905      235,354        596,966       663,808
                                        ------------  ------------  ------------  ------------
                                             767,726    1,033,805      2,556,776     2,893,426
                                        ------------  ------------  ------------  ------------
Operating loss                              (152,926)    (217,800)      (572,185)     (226,008)

Other income (expense), net                    1,778         6,178        (7,819)       35,597
                                        ------------  ------------  ------------  ------------
Loss before income taxes                    (151,148)     (211,622)     (580,004)     (190,411)
                                        ------------  ------------  ------------  ------------
Income tax expense (benefit)                       -            -              -             -
                                        ------------  ------------  ------------  ------------
Net loss                                $   (151,148)  $  (211,622) $   (580,004) $   (190,411)
                                        ============  ============  ============  ============

Basic loss per share                    $     (0.01)   $     (0.02) $      (0.04) $      (0.01)
                                        ============  ============  ============  ============
Weighted average common shares           13,109,659     13,004,267    13,101,649    13,090,881
                                        ============  ============  ============  ============
Diluted loss per share                  $     (0.01)   $    (0.02)  $      (0.04) $      (0.01)
                                        ============  ============  ============  ============
Weighted average common and common
equivalent shares                         13,109,659    13,004,267    13,101,649    13,090,881
                                        ============  ============  ============  ============

See accompanying notes to condensed
  Financial statements.






TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Nine Months Ended May 31, 2002 and 2001



                                                 May 31,       May 31,
                                                   2002          2001
                                                   -----         -----
Net cash flows used in
  Operating activities                         $ (181,349)    $  (44,035)
                                               -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment             (26,086)       (52,030)
  Capitalized software development costs         (347,771)      (448,190)
  Proceeds from sale of equipment                       -          3,170
  Patent costs                                          -        (10,570)
                                               -----------    -----------
  Net cash used in investing activities          (373,857)      (507,620)
                                               -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                    (20,109)       (21,583)
  Repayments of capital lease obligation                -        (14,413)
  Sale of treasury stock, at cost                   4,913         24,364
  Purchase of treasury stock, at cost                   -       (100,000)
                                               -----------    -----------
  Net cash used in financing activities           (15,196)      (111,632)
                                               -----------    -----------
Net decrease in cash                             (570,402)      (663,287)

Cash at beginning of period                       669,287      1,359,692
                                               -----------    -----------
Cash at end of period                          $   98,885     $  696,405
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

Net Loss Per Share

------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:


                             Three Months Ended May 31, 2002         Three Months Ended May 31, 2001
                           -----------------------------------   ------------------------------------
                            Loss           Shares      Per-Share      Loss         Shares      Per-Share
                          (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                          -----------   -------------   ---------  -----------  ------------   ---------
Basic EPS:
  Net Loss                 $(151,148)     13,109,659    $(0.01)     $(211,622)   13,004,267     $(0.02)

Effect of Common
  Stock options                                    -                                      -
                         -------------  -------------   ---------  ----------   ------------    ---------
Diluted EPS:
  Net Loss                 $(151,148)     13,109,659    $(0.01)     $(211,622)    13,004,267    $(0.02)
                         ============   =============   =========  ===========  =============   =========


                              Nine Months Ended May 31, 2002           Nine Months Ended May 31, 2001
                           -----------------------------------   ------------------------------------
                            Income         Shares      Per-Share      Loss         Shares      Per-Share
                          (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                          -----------   -------------   ---------  -----------  ------------    ---------
Basic EPS:
  Net Loss                 $(580,004)     13,101,649    $(0.04)     $(190,411)    13,090,881    $(0.01)

Effect of Common
  Stock options                                    -                                       -
                         -------------  -------------   ---------  -----------  ------------    ---------
Diluted EPS:
  Net Loss                 $(580,004)     13,101,649    $(0.04)     $(190,411)    13,090,881    $(0.01)
                         =============  =============   =========  ===========  =============   =========



Options to purchase approximately 628,000 shares and 678,000 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at May 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 54,000 options to purchase common stock at prices ranging from $.125 to $.1875 were excluded from the computation of diluted loss per share for the three and nine months ended May 31, 2002, because of their anti-dilutive effect. Approximately 682,000 and 737,000 options to purchase shares of common stock were outstanding at May 31, 2002 and 2001, respectively. All options expire during periods through the year 2008.

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


Following is selected financial information for each of our reportable segments for the three- and nine-months ended May 31, 2002 and 2001. All revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------



                                         Three Months Ended           Nine Months Ended
                                     May 31,           May 31,         May 31,        May 31,
                                      2002              2001           2002          2001
                                      ----              ----           ----          ----
Revenue from external customers     $595,324         $575,595     $1,934,586     $2,256,316
                                  ------------    ------------    ------------   -----------
Operating income (loss)              $55,829        $(144,236)    $   254,274    $  389,828
                                  ------------    ------------    ------------   -----------



Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) plug-in, ScanFix(R), Prizm(R) color image processing, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended May 31, 2002 was $595,324 compared to $575,595 for the same period last year, an increase of $19,729, or 3%. For the nine months ended May 31, 2002 revenue for this segment was $1,934,586 compared to $2,256,316 for the same period last year, a decrease of $321,730, or 14%.

With the exception of the Prizm color product, which was not released for sale until the second quarter of fiscal year 2001, the nine-month decline in component product revenue occurred across all product lines. This decline was in large part attributable to the delay, during the first quarter of the current fiscal year, by several of our customers in closing the purchase of certain licenses or reducing the number of licenses purchased, both of which we believe to be indirect results of the events of September 11, 2001 and the general uncertainty of the national economy. Partially offsetting the decline in licensing revenue was an approximate $115,000, or 50%, increase in customer support and maintenance revenue for the nine-month period ended May 31, 2002 compared to the same nine-month period last year. The increase in customer support and maintenance revenue resulted from a change in company policy in fiscal 2001, which requires that customers purchase support and maintenance as part of the standard licensing arrangement for certain products. For the three-months ended May 31, 2002, customer support and maintenance increased by approximately $47,000, or 59%, compared to the same period last year.

Although our sales and monthly revenue totals have improved since the events of September 11, 2001, we continue to experience longer sales cycles and many customers continue to purchase licenses in smaller quantities. We also believe that revenue for this segment has been impacted by the early market status of our new Prizm color image processing toolkit. Although we have sold multiple copies of our Prizm color toolkit since its release last year, timing more widespread adoption rates in the emerging market for color-based document management solutions is difficult.

Operating income for the segment was 9% for the three months ended May 31, 2002 compared to operating loss of 25% for the same period last year. Based on our belief that sales would continue to be depressed as a result of the reaction to the events of September 11, 2001, we implemented a company-wide plan near the end of the first quarter to eliminate a portion of our workforce to reduce certain of our ongoing fixed expenses. The improved operating margins for the third quarter are partially related to the reduced personnel and associated overhead expenses that resulted from the workforce reduction. Additionally, variable sales and marketing costs decreased by approximately $54,000, or 22%, compared to the third quarter last year and service fees associated with an arbitration proceeding (see "Legal Proceedings" below) and new personnel recruitment were down by approximately $83,000, or 86%.

For the nine-month periods ended May 31, 2002 and 2001, operating income for the segment was 13% and 17% respectively. The decline in operating margins over the prior year nine-month period is almost entirely attributable to our fiscal first quarter revenue decline. Partially offsetting the revenue decline was lower personnel and related overhead expenses that resulted after the implementation of a workforce reduction near the end of our current fiscal year first quarter. Additionally, the lower margins were also partially offset by variable sales and marketing costs that decreased by approximately $123,000, or 31%, compared to the same nine-month period last year and service fees associated with an arbitration proceeding (see "Legal Proceedings" below) and new personnel recruitment were down by approximately $162,000, or 92%.

The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. During the third quarter of fiscal year 2002, one customer accounted for approximately 13% of the total revenue for the segment and in the third quarter of fiscal year 2001 no one customer accounted for more than 10%. No one customer accounted for more than 10% of segment revenue for the nine-month periods ended May 31, 2002 and 2001.

 Assessment Scoring Technologies
--------------------------------



                                         Three Months Ended           Nine Months Ended
                                      May 31,        May 31,          May 31,        May 31,
                                       2002           2001             2002          2001
                                       ----           ----             ----          ----
Revenue from external customers   $    10,683     $  189,186       $   20,506      $ 195,386
                                  ------------   ------------    ------------     -----------
Operating loss                    $  (186,431)    $  (38,858)      $ (670,632)     $(435,374)
                                  ------------   ------------    ------------     -----------



This segment includes costs associated with the continued development and marketing of our Virtual Scoring Center(TM) web-based assessment scoring system and our Digital Mark Recognition(TM) technology that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. The initial version of the Virtual Scoring Center was created for a specific customer and was installed during the third quarter of the prior fiscal year. The $178,503 and $174,880 decline in revenue for the three and nine-month periods ended May 31, 2002, respectively, is almost entirely related to the license fee associated with the installation of the Virtual Scoring Center for
our initial customer during the prior fiscal year.   We are in the process of
creating a commercial version of the Virtual Scoring Center that will include integration of our Digital Mark Recognition technology as an optional feature. We expect to release the commercial product during the fourth quarter of fiscal 2002.
During the second quarter ended February 28, 2002, we signed a letter of intent with Measurement Incorporated, a large provider of assessment scoring services, to create a Limited Liability Company, which would own the Virtual Scoring Center web-based assessment scoring system. Ownership of the Digital Mark Recognition technology would remain with TMS. Under the agreement, TMS and Measurement Incorporated would be equal partners in the Limited Liability Company and software development and other costs would be shared equally. Each partner would also be required to remit license fees to the Limited Liability Company for the sale or use of the Virtual Scoring Center system, and cash flows would be distributed to each partner in proportion to their respective contributions. As part of the letter of intent, Measurement Incorporated was required to begin paying for a portion of the Virtual Scoring Center development costs on a non-refundable basis. For the nine-month period ended May 31, 2002, we accrued or received approximately $98,000 from Measurement Incorporated for a portion of our development costs, of which approximately $78,000 was applied as an offset to capitalized software and approximately $20,000 was recorded as a credit against research and development expense. We are actively working on finalizing the definitive agreement, which we expect to finalize during the fourth quarter of the current fiscal year.
The increase in the three and nine-month segment operating losses over the same periods in fiscal 2001 was primarily attributable to the decrease in revenue during the third quarter of the current fiscal year, one-time costs related to severance payments made as part of the total company workforce reduction that occurred during the first quarter of the current fiscal year, professional fees associated with the prospective Limited Liability Company, and software amortization expense that began as a result of the first release of the Virtual Scoring Center web-based assessment scoring system in the latter part of fiscal 2001.


Other Services
---------------------



                                    Three Months Ended          Nine Months Ended
                                   May 31,       May 31,        May 31,      May 31,
                                     2002           2001           2002          2001
                                     ----           ----           ----          ----
Revenue from external customers $  8,793      $   51,224     $   29,499     $ 215,716
                                -----------   -----------   -----------    -----------
Operating income                $  8,022      $   22,973     $   25,432     $  77,841
                                -----------   -----------   -----------    -----------



The "Other Services" segment includes combined financial results for the winding down of operational activities related to the Professional Services and Document Conversion Services segments. Early in fiscal year 2000, we decided to transition out of these service activities. Approximately 84% and 76% of the prior year third quarter and nine-month revenue, respectively, resulted from document conversion service contracts. We completed our final document conversion service activities during fiscal 2001, thus no revenue or expenses are included in the third quarter or first nine months of fiscal year 2002. The remaining revenue and operating income in the third quarters and nine-month periods of both fiscal year 2002 and fiscal year 2001 relates to one professional service customer support and maintenance contract. It is possible that the customer support and maintenance contract may renew for another year upon its expiration during the fourth quarter of fiscal year 2002.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net loss for the three- and nine-month periods ending May 31, 2002 and 2001.


                                        Three Months Ended        Nine Months Ended
                                     May 31,       May 31,        May 31,         May 31,
                                      2002           2001           2002            2001
                                      ----           ----           ----            ----
Total company revenue              $  614,800     $  816,005     $ 1,984,591    $2,667,418
                                   -----------    -----------    -----------    ------------
Operating (loss) income for
  Reportable segments                (122,580)      (160,121)      (390,926)        32,295
Unallocated corporate expenses        (30,346)       (57,679)      (181,259)      (258,303)
Interest income                         5,867         10,815         12,893         44,206
Interest expense                       (4,501)        (3,767)       (13,732)       (11,963)
Other, net                                412           (870)        (6,980)         3,354
                                   ------------  ------------   ------------   ------------
  Net loss                         $ (151,148)    $ (211,622)    $ (580,004)    $ (190,411)
                                   ===========    ===========    ===========    ============
Loss per share:
  Basic                            $    (0.01)    $   (0.02)     $   (0.04)     $    (0.01)
  Diluted                          $    (0.01)    $   (0.02)     $   (0.04)     $    (0.01)
                                   ===========   ===========    ===========    ============



Total revenue for the three months ended May 31, 2002 was $614,800 compared to $816,005 for the same quarter of fiscal 2001, a decrease of $201,205, or 25%. The decrease was almost entirely attributable an $189,000 license fee associated with the installation of our Virtual Scoring Center software product at one customer location during the prior year third quarter.

Total revenue for the nine months ended May 31, 2002 was $1,984,591 compared to $2,667,418 for the same quarter of fiscal year 2001, a decrease of $682,827 or 26%. The decline in total company revenue for the nine month comparative periods is attributable to several of our component product customers delaying the close of licensing contracts or reducing the number of licenses purchased during the first quarter of the current year, which we believe were the indirect result of the events of September 11, 2001 and the general uncertainty of the national economy, a $189,000 Virtual Scoring Center license fee associated with a prior year third quarter customized installation of the product, and no revenue from Document Conversion Services during the current year as a result of the complete winding down of that operation in August of 2001.

Our net loss for the three months ended May 31, 2002 was $151,148 or $0.01 per share (basic and diluted), compared to a net loss of $211,622 or $0.02 per share (basic and diluted) for the same quarter of fiscal 2001. The decline in our net loss is attributable to lower personnel and related overhead expenses that resulted from a workforce reduction that we implemented near the end of the first quarter of the current fiscal year. Additionally, we have reduced our variable sales and marketing expenses and have incurred lower service fees associated with our ongoing arbitration proceeding (see "Legal Proceedings") and lower fees associated with new personnel recruitment compared to the same three month period last year.

Our net loss for the nine months ended May 31, 2002 was $580,004 or $0.04 loss per share (basic and diluted), compared to net loss of $190,411 or $0.01 loss per share (basic and diluted) for the same period in fiscal 2001. The declines in component product and assessment scoring technology revenue, as described above, had the most significant impact on the decline in our current nine-month results when compared to the same period last year. The decline in revenue was partially offset by lower personnel and related overhead costs associated with the workforce reduction that was implemented near the end of the first quarter of the current year, a decrease in variable sales and marketing costs and lower service fees associated with our ongoing arbitration proceeding (see "Legal Proceedings") and new personnel recruitment compared to the same nine-month period last year.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $484,500 as of May 31, 2002. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at May 31, 2002 was $445,389 with a current ratio of 1.8:1, compared to $1,029,555 with a current ratio of 2.3:1 at August 31, 2001. The declines in working capital and current ratio are primarily due to the approximate $570,000 decrease in cash and $218,000 decrease in trade accounts receivable from August 31, 2001 to May 31, 2002, as explained below.

Net cash used in operations for the nine months ended May 31, 2002 was $181,349 compared to $44,035 for the same period of 2001. We paid $97,421 in employee severance and unpaid vacation at the time of the company-wide workforce reduction and $144,408 in payments have been made throughout the first nine months for legal fees associated with the arbitration proceedings. Operating cash flow has also been negatively impacted by our operating loss position, which primarily resulted from the downturn in revenue during the year. Net cash used in investing activities for the nine months ended May 31, 2002 approximates $374,000 the majority of which represents our investment in new and enhanced software products. Net cash used in financing activities was approximately $15,000 for the first nine months of fiscal 2002.

During the first quarter of fiscal 2002 we secured a line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. There was no balance outstanding against the line of
credit at May 31, 2002.   We anticipate that operating cash flows and the line
of credit will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.




PART II - Other Information

Item 1. Legal Proceedings

On September 12, 2000 we filed an arbitration claim with the American Arbitration Association against Hummingbird USA, Inc. for failing to comply with royalty reporting and payment obligations as outlined in our valued added reseller agreement. We were seeking a one-time royalty payment of $440,000 plus interest and legal fees. On August 31, 2001, the American Arbitration Association awarded us $525,800 in actual damages, $41,702 in transactional costs, and $525,800 for Hummingbird's unfair and deceptive acts and practices. We filed a "Motion to Confirm the Arbitration Award" in the federal court system on September 5, 2001. Hummingbird filed a "Motion to Vacate the Arbitration Award" in the federal court system on October 2, 2001. On May 16, 2002, a United States District Court judge confirmed the arbitrator's award of $566,702, including $525,000 in actual damages and $41,702 in transactional costs, but vacated the $525,800 arbitrator's award for Hummingbird's unfair and deceptive acts and practices. On June 6, 2002 we filed an appeal with the Federal Circuit Court of Appeals for reinstatement of the $525,800 vacated portion of the arbitrator's award. Hummingbird USA, Inc. filed a cross appeal related to this matter with the Federal Circuit Court of Appeals on June 20, 2002. A pre-argument settlement conference has been ordered for August 1, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS Inc.


Date:  July 15, 2002             /s/ Deborah L. Klarfeld
       ----------------          ---------------------
                                 President

Date:  July 15, 2002             /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Chief Financial Officer
                                 Principal Financial and Accounting Officer