Form 10KSB
period 2002-08-31
TMS INC /OK/
filed 2002-11-21
CIK 835412

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT Under section 13 or 15(d)of The Securities Exchange Act of 1934
                                    For the fiscal year ended August 31, 2002

[ ] TRANSITION REPORT Under section 13 or 15(d)of The Securities Exchange Act of 1934
                    For the transition period from          to

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


                                  (405) 377-0880
                             (Issuer's telephone number)


Securities registered under section 12(b) of the exchange Act: None Securities registered under section 12(g) of the exchange Act: Common Stock, $.05 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                YES[  X  ] NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes____ No__X__

The Issuer's revenues for its most recent fiscal year were $3,327,846

As of October 31, 2002 the aggregate market value of voting stock held by nonafiliates of such stock was $1,861,147 (based on the average bid and asked price of such common equity on such date).

As of October 31, 2002 there were 13,112,659 shares of Common Stock, $.05 par value, outstanding.

                       Documents Incorporated By Reference

Following is a list of documents incorporated by reference and the part of the Form 10-KSB into which the document is incorporated:

     The Company's Proxy Statement in connection with its 2003 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 9, 10, 11 and 12.

     Transitional Small Business Disclosure Format: YES      NO[  X  ]



Form 10-KSB for the fiscal year ended August 31, 2002

Table of Contents                            page
PART I                                       2
Item 1.    Description of Business           2
Item 2.    Description of Properties         8
Item 3.    Legal Proceedings                 8
Item 4.    Submission of Matters to a Vote
           of Security Holders               8
PART II                                      8
Item 5.    Market for Common Equity and
           Related Stockholder Matters       8
Item 6.    Management's Discussion and
           Analysis or Plan of Operation     9
Item 7.    Financial Statements              12
Item 8.    Changes In and Disagreements
           With Accountants on Accounting
           and Financial Disclosure          13
PART III                                     13
Item 13.   Exhibits and Reports on Form 8-K  13
Item 14.   Controls and Procedures           13
Signatures                                   13
Certifications                               14
Index to Financial Statements and
Financial Statement Schedule                 F1


Companies and products named in this document may be trademarks of the respective companies with which they are associated.

Part I
ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business
We have been engaged in the computer software business since 1981 and became incorporated in 1990. We license computer software products to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. We offer or have offered customers the following imaging technology solutions and services:


Component Product Technologies
     Software toolkits for:
          *   Image Viewing
          *   Image Enhancement
          *   Forms Processing
          *   Color Image Processing
     Software applications for:
          *   Web-based Image Viewing
          *   Image Enhancement for Black and White Images
          *   Image Enhancement for Color and Grayscale Images
Assessment Scoring Products
          *   Virtual Scoring Center
          *   Digital Mark Recognition
Services
          *   Consulting and Integration Services
          *   Data Capture and Conversion Services

In October 2002, we acquired a 50% ownership interest in VSC Technologies, LLC, a new entity that we formed with Measurement Incorporated, a provider of writing and performance assessment hand-scoring services. VSC Technologies, LLC, was formed to further develop the Virtual Scoring Center technology and license it to those in the education market that can benefit from using image-based technology to score tests. We assigned all of our rights in the Virtual Scoring Center technology upon formation of the new entity.

Component Product Technologies
______________________________
We sell software development toolkits and applications and receive license fees and/or royalties from the sales of these products.
     Software development toolkits include the core "building block" technologies necessary for a customer to develop new software applications or enhance existing applications. In particular, our toolkits provide the fundamental technologies necessary for creating document imaging and forms processing applications. Programming knowledge is required to implement the functionality in our software toolkits.
Applications are stand-alone software programs that install directly on the user's system or on the server in a client/server environment. This software may function independently of any other software or may be closely associated with another software package. Typically a customer will not need to have programming knowledge to use our software applications.

    Some customers use our toolkit products to create custom applications to address critical business needs not otherwise available in pre-packaged software applications. Others use our enabling technologies to add functionality to packaged workflow applications. Our toolkit products may be used to capture, display, magnify and enhance digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs on many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet or extranets via secure or authenticated servers.
    Customers use our application products to enhance or optimize images through a stand-alone interface, and to display, annotate or extract text from digitized images and Portable Document Format (PDF) documents using optical character recognition technology through a browser-based interface. Our applications apply to many types of digitized images and documents such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs that may be accessed via many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet and/or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images and documents.

Image Viewing Toolkits
______________________
ViewDirector (TM) imaging toolkit-ViewDirector (TM) products are software development tools that provide image display capabilities for black and white and color imaging applications. The ViewDirector tools are typically used to enable existing applications to display images or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C/C++ libraries or as an ActiveX control. We license ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product internally to develop proprietary software. Users agree to pay us a royalty for each computer workstation or server on which they use the product.

Prizm(R) ActiveX Control-Prizm(R) ActiveX control provides a core subset of the document image viewing, manipulation and printing functionality available with the ViewDirector ActiveX control. However, Prizm ActiveX control includes technology designed specifically to facilitate viewing via a web server in the Microsoft Internet Explorer web browser environment. The Prizm ActiveX control is licensed on a per web server basis rather than by developer seat with an associated runtime royalty agreement as the product is used for web-enabled image viewing. Similar to retrieving information over the Internet, users of corporate intranets or extranets access corporate image documents using standard web browsers. Most standard web browsers do not have the ability or flexibility to display and manipulate these scanned images without the assistance of additional third-party technology such as the Prizm ActiveX control or the Prizm plug-in described below.

Image Viewing Applications
__________________________
Prizm(R) plug-in-- The Prizm(R) plug-in is an application that extends the capabilities of Microsoft Internet Explorer and Netscape browsers, delivering the ability to view, manipulate annotate and print even the largest TIFF, JPEG and other compressed images. In November 2002, we released the Prizm plug-in with accelerated printing for Postscript Printers and support for PDF files.
Now the Prizm plug-in will allow users to view, manipulate, annotate and print PDF files using the same interface they currently use for TIFF and other document image types. Users can also save document images as PDF files to share with others. The plug-in offers image batch printing, virtual multi-page documents, image annotation and optical character recognition for text extraction, hyperlinking and magnifying capabilities at each user's desktop. We sell a unit of the product for each individual user. Units are sold both to corporate users in high volumes and on a single copy basis through our web site. The product is supported on the Windows, Macintosh and UNIX platforms.

Image Enhancement Toolkits
__________________________
ScanFix(R) bitonal image enhancement toolkit-ScanFix(R) software technology automatically enhances black and white scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. The ScanFix C/C++ libraries and ActiveX control are used in virtually all types of document imaging applications, especially where optical character recognition processing is required to create smaller file sizes, and higher OCR read rates. We license the ScanFix toolkit to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations and service bureaus. Users agree to pay us a royalty for each computer workstation on which they use the product.

Image Enhancement Application
_____________________________
ScanFix(R) bitonal image optimizer-- The ScanFix(R) bitonal image optimizer is a stand-alone application that offers service bureaus, corporate clients, small office/home office and individual users the functionality of the ScanFix toolkit for black and white images. We primarily sell the ScanFix bitonal image optimizer through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit
_____________________________
FormFix(R) forms processing toolkit-- We market the FormFix(R) toolkit to customers that have highly-skilled development staffs to develop custom applications for high volume data capture systems, as well as to independent software vendors who provide forms processing tailored to specific vertical markets such as the healthcare market. Customers can create custom forms processing applications for black and white scanned images with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can then be read by optical character recognition systems and converted for use in relational databases, billing systems and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims.

    FormFix technology was used in the 2000 Decennial Census the largest data capture project in history, as well as the 2001 British Census. The product is available as a C library with an optional Visual Basic wrapper. We license FormFix technology to value-added resellers, system integrators, software developers and government agencies, as well as companies that use the software internally. Users agree to pay us a royalty for each computer workstation on which they use the FormFix product.

Color Image Processing Toolkits
_______________________________
Prizm(R) color Image Processing toolkit-- We launched the Prizm(R) color IP C/C++ toolkit in December 2000, and the Prizm color IP COM/ActiveX toolkit in May 2001. The product is employed by independent software vendors and service bureaus to deskew, crop, drop and extract colors from color and grayscale document images. The Prizm color IP toolkit also includes a module specifically designed for color and grayscale forms processing which extends the feature set available in our current FormFix product to include color and grayscale form identification, registration and removal.
    In August 2002, BancTec released its new eCap image based wholesale lockbox solution using Prizm forms recognition technology to automatically
process remittance advices quickly and efficiently.   The Prizm color IP toolkit
allows users to take advantage of the additional information available in color images to streamline their workflow, reduce exception images and provide more accurate optical character recognition and intelligent character recognition. These features are present even if the end user does not require a color image for archival purposes or does not plan to convert the color image used for processing to a black and white image for long-term storage.

Grayscale Image Processing Application
______________________________________
Prizm(R) Gray-- We launched the Prizm(R) application in November 2002, targeting service bureaus who convert microfilm and microfiche to digital images. The Prizm Gray application is an integrated system, built on the Prizm Color IP toolkit, that provides the ability to efficiently manipulate and process continuous tone (grayscale and color) images, with a feature set targeted at users converting microfiche and microfilm to image. The Prizm Gray application is designed to replace on-scanner enhancement processes that slow microfilm and microfiche scanners down, reducing throughput. We sell the Prizm Gray application through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and scanner distributors.

Component Product Technologies Markets
______________________________________
    The primary markets for our component products are financial institutions law firms, pharmaceutical companies, transportation, energy, engineering and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, and defense agencies. The increasing use of the World Wide Web, the Internet and secure and authenticated servers offers us the opportunity to market our products to customers looking to exploit the opportunity for distributed scanning and document handling. We market our products primarily through cultivating strategic partnerships with industry-

leading original equipment manufacturers, distributors, value-added resellers and software developers, tradeshow marketing, field sales calls, telemarketing, direct mail, print and Internet advertising.
    Many of our products are listed in a General Services Administration contract schedule to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from us.
    We currently employ seven people in the marketing and sale of our component products, and we have marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Component Product Competition
_____________________________
The computer software field is highly competitive with many companies in the industry and is characterized by rapid changes in technology and frequent introductions of new platforms and features. We compete with a number of companies that have greater financial, technical and marketing resources. We believe the primary competitive factors with respect to our products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, there can be no assurance that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.
    We have competitors in each of the basic imaging tools and end user applications markets to which we supply products. These companies, which include AccuSoft, Medical Informatics Engineering, Inc., Cartesian, Inc., Accordex, Pixel Translations, Snowbound Software, Swiftview Inc., Kofax Image Products, Lead Technologies, Spicer, Seaport Imaging and Visionshape, sell products aimed at our customer base in the black and white image enhancement and forms processing, Internet/intranet image viewing and toolkit markets. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements will be among our competitors. We expect that additional companies will enter the color image enhancement toolkit and application markets with the increased sales of production level color scanners.

Assessment Scoring Products
___________________________
During fiscal 2000, we created a new operating segment to develop technologies that will improve the overall process of scoring large-scale assessment tests for grades K-12 in the education marketplace, leveraging our core competencies in forms recognition, image processing, viewing and enhancement.

Web-based Scoring
_________________
VSC(R) Virtual Scoring Center-- The VSC system is an integrated system that provides the ability to efficiently score large-scale student assessments using imaging technology. Designed to replace traditional paper-based scoring processes, the VSC system consists of two primary modules: a workstation-based system for scanning documents and capturing student demographic information and selected response (i.e. multiple choice, true/false) test items, and a web-based system for scoring handwritten student responses (i.e. essay, short answer, proofs and diagrams for mathematics and science, etc.). Imaging technology is used throughout the system to efficiently process student assessment documents.

Digital Mark Recognition
________________________
DMR(R) engine-- The Digital Mark RecognitionT ("DMR") engine is patent-pending software designed to replace the need for traditional hardware-based optical mark recognition technology. High-end optical mark recognition is typically performed using specialized hardware that measures the light reflectivity of paper to determine if a pencil-lead mark is present in any of the pre-defined response locations. Optical mark recognition is generally employed in scoring "bubble tests." Using our core imaging technology and expertise, we have created software-based imaging technology that we believe rivals the output of the mechanical optical mark recognition scanners. This technology analyzes digital grayscale or color images in computer memory rather than optically measuring reflectivity directly from the paper. The analysis of the digital images results in substantially similar results compared to the mechanical reflectivity scanners, using commercially available grayscale or color scanners and forms printed from a variety of print sources. We believe our DMR technology will enable large service bureaus to offer outsourced scanning and scoring facilities for the major scoring vendors, allowing them to take advantage of variable costs during peak scoring seasons.
    DMR technology offers a viable alternative to hardware based scoring systems that cannot take advantage of imaging technology. Inherent in traditional hardware-based "bubble test" scoring systems are costly and precise printing requirements, paper-based labor-intensive correction of data, and paper-based storage and retrieval of tests. DMR technology allows for flexibility in printing, automated data correction, and image-based storage; thus providing scoring vendors the ability to more cost effectively scale up their scoring operations to keep up with the expected continued growth in the number of assessments being given and scored. In the event that scoring vendors wish to continue the use of their current technologies and processes, DMR technology will allow service bureaus to offer assessment scoring vendors an outsourcing option to support growing volumes on a variable cost basis.

Assessment Scoring Product Markets
__________________________________
The Virtual Scoring Center product is offered in the education market through VSC Technologies, LLC, a company that we own jointly with Measurement Incorporated ("MI"). MI typically contracts with state departments of education, other educational agencies, and private businesses to develop and score educational tests. It specializes in the development and hand scoring of essay exams and open-ended performance test items for students in kindergarten through college and at the professional level. VSC Technologies, LLC licenses the Virtual Scoring Center product to MI for its own internal use and MI will remit royalties to the newly formed venture for that use. Additionally, MI will work with us to market the Virtual Scoring Center product to individual state departments of education, and other education scoring vendors at a time when the market appears poised for growth.


    In January 2001 Congress passed the "No Child Left Behind" Act of 2001 requiring America's schools to describe their success in terms of what each student accomplishes. Beginning in the 2002-03 school year, schools must administer tests in reading and mathematics in each of three grade spans: grades 3-5, grades 6-9, and grades 10-12 in all schools. Beginning in the 2005-06 school year, the tests must be administered every year in grades 3 through 8. Beginning in the 2007-08 school year, science achievement must also be included in the testing. We believe the `No Child Left Behind' program will cause a significant increase in the volume of test items scored over the next several years.
    We are also creating strategic marketing alliances with commercial service bureaus to offer scanning services, that include the use of our DMR technology, to organizations that score large volumes of "bubble tests" in the K-12 educational marketplace. We believe that the combination of increased test volumes and increased pressure on scoring organizations to report student test scores on a timelier basis will create an opportunity for commercial service bureaus to use our DMR technology and offer variable-cost based services to scoring organizations who can benefit from offloading some or all of their expected increase in test volumes.

Assessment Scoring Product Competition
______________________________________
The education assessment field is highly competitive and includes many scoring vendors with an already established presence in providing services, equipment and/or tools for scoring tests. Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, Riverside Publishing and Scan-Optics. Most of these vendors provide both test development and scoring services, and some provide the ability for educational entities to use their own teachers for scoring at regional centers throughout the United States. Some of these companies have also developed their own computerized assessment scoring systems to facilitate their scoring services.
     We believe that the Virtual Scoring Center and the DMR engine address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against our current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources. Further, we cannot assure that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

Services
________
Consulting and Integration Services-- We have historically offered a variety of services for analyzing business and information management processes as well as integrating business solutions. During fiscal year 2000, we transitioned out of our existing professional service business model, and substantially completed projects for all of our remaining customer contracts. During fiscal year 2002, we renewed a system maintenance obligation for one customer, and will continue to fulfill maintenance obligations for that customer in fiscal 2003.

Data Capture and Conversion Services -- We have also historically provided data capture and conversion services for customers desiring the ability to use electronic data for online information retrieval, intranet or Internet distribution, permanent archives, electronic publishing or printing on demand. During fiscal year 1999, we decided to scale back our Data Capture and Conversion Services and in fiscal year 2001 completed all contracts and ceased offering data capture and conversion services.

Backlog
_______
As of October 31, 2002, we had a backlog of component product and assessment scoring product and software maintenance revenue of approximately $325,953.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses
_____________________________________________________________________
The copyright laws permit us to copyright many aspects of our software. We have obtained copyright registrations for our software products and we expect to apply for additional registrations in the future as appropriate.
    We hold eight patents awarded by the United States Patent and Trademark office relating to our ScanFix product. These patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shading removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, we cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products.
    In addition we have applied with the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine. We do not believe that any of our products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others, although we cannot assure you that claims of infringement of the intellectual property rights of others will not arise that could require us to procure licenses for the use of third-party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology accused of infringement, any of which could have a material adverse effect on our operations or financial condition.
    We also cannot assure you that third parties will not infringe on our intellectual property rights or that we will have the financial or other resources available to adequately enforce infringement of our intellectual property rights.
    We treat as proprietary any software we develop and protect our software through licensing and distribution agreements. In addition, we require written undertakings of confidentiality from all of our employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication of our software.
    We have registered trademarks on the ScanFix FormFix DMR and Prizm marks when used in association with the Company's products. We have also developed, through use, common law trademark rights in RasterView, InnerView and MasterView.
     We grant our customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, Prizm and FormFix toolkit products for use on computers used by personnel or customers of licensees. We typically receive an initial license fee for the toolkit and a required annual maintenance fee for such products. Licenses of our toolkits entitle licensees to develop custom applications using the toolkits, and then distribute the software to users inside their organization or to their end customers. We then receive a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years.

Research and Development
________________________
We recognize the need to continually develop new and improved products. Current plans include:
* adding PDF viewing, manipulation, annotation and printing support in the Prizm plug-in product and the development of a new thin client viewing product that will contain a similar robust feature set to the Prizm plug-in and which will support multiple platforms
* offering a web server based product to manage annotations generated with our Prizm plug-in product; this application will expand functionality currently provided as web server samples and offer annotation, redaction and image overlay functionality.
* marketing a color and grayscale document image processing application that takes advantage of the functionality available in the Prizm color IP toolkit to crop, enhance and threshold color document images, as well as to continue to add functionality to the Prizm color IP toolkit
*    updating the ScanFix application, adding improved thresholding technology
* developing document imaging products related to improving the efficiency and economics of scoring large-scale standardized tests for K-12 public schools.

   During the first quarter of fiscal 2003 we began two equating studies for our Digital Mark Recognition engine, in which DMR results were directly compared to optical mark recognition results generated by optical mark recognition scanners. This allowed scoring vendors the opportunity to evaluate the results generated by our technology. We plan to use knowledge gained in these activities to generate further improvements in a commercial release of the Digital Mark Recognition product which will necessitate further improvements in our core technologies and new technology development.
     In fiscal years 2002 and 2001, we spent approximately $742,000 and $1,014,000, respectively, in research and development costs. Additionally, we capitalized software development costs of $388,000 and $495,000, respectively, related to new products and existing product enhancements. In fiscal 2002 we secured financial commitments for funded development from a customer to add and enhance features to the Prizm plug-in product and from Measurement Incorporated to further develop the Virtual Scoring Center technology. Approximately $298,000 of those funded development dollars were applied against research and development costs or capitalized software during fiscal year 2002.

Employees
_________
At August 31, 2002, we had 29 full-time salaried employees and 3 part-time hourly employees for a total of 32 employees. Our business depends in large part on our ability to attract and retain qualified technical, marketing and management personnel, and we must compete with larger and more established companies for such persons.

Customers
_________
One customer accounted for 13% of our total revenue in fiscal year 2002. No one customer accounted for greater than 10% of our revenue in fiscal 2001.

Sales to Foreign Customers
__________________________
Approximately 19% and 18% of total revenues for fiscal 2002 and 2001, respectively, are attributable to sales to foreign customers.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters consist of approximately 14,700 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. We purchased the building in fiscal 1994. The building is mortgaged with outstanding principal at August 31, 2002, of $227,375. We have approximately 3,100 square feet of office space in Tulsa, Oklahoma with a monthly rental of approximately $3,600.

ITEM 3. LEGAL PROCEEDINGS

We are a party to a lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. On October 23, 2002, we, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, we and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and us does not infringe the patents of NCS Pearson. We believe that the Virtual Scoring Center technology does not infringe those patents, and it was designed to carefully avoid infringement, but we cannot assure you that we will be successful in that claim. NCS Pearson has not filed an answer to our complaint and we do not yet know what their response will be. At present, we can say only that if we are not successful, then the court would not rule that the Virtual Scoring Center is free of the court would not rule that the Virtual Scoring Center is free of infringement. Such an outcome could be severely damaging to our business and plans to exploit the Virtual Scoring Center technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
__________________
Our common stock is traded in the over-the-counter market, and prices are quoted by Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of our Common Stock for fiscal years 2002 and 2001. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC.

                          Bid Prices
Fiscal 2002         High           Low
First Quarter     $ .26            .16
Second Quarter      .26            .18
Third Quarter       .23            .16
Fourth Quarter      .18            .12

Fiscal 2001         High           Low
First Quarter     $ .28            .16
Second Quarter      .28            .16
Third Quarter       .23            .12
Fourth Quarter      .31            .16



Dividends
___________
We have not declared nor paid any cash dividends since our incorporation, nor do we anticipate that we will pay dividends in the foreseeable future. Any earnings we realize are expected to be reinvested in our business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, our earnings, our financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends.

Shareholders
____________
As of October 31, 2002, there were approximately 700 shareholders of record according to the records of our transfer agent. As of that date, we had approximately 970 shareholders including beneficial owners holding shares in nominee.
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
This analysis of our results of operations and financial condition should be read in conjunction with the financial statements, description of our business and other information included elsewhere herein. Except for the historical information contained herein, this Form 10-KSB contains certain forward-looking statements regarding our business and prospects that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the computer software industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

Component Product Technologies Segment
                                               2002               2001
Revenue from external customers           $ 3,193,913          3,159,529
Operation Income                          $   599,329            767,850


Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) plug-in, ScanFix(R), Prizm(R) color image processing, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the year ended August 31, 2002 was $3,193,913 compared to $3,159,529 last year, an increase of $34,384, or 1%. During the fourth quarter of fiscal year 2002, we recorded $440,000 in license revenue as a result of a settlement that was reached in the multi-year dispute with Hummingbird USA, Inc. If the settlement revenue were excluded from fiscal year 2002 segment results, total revenue for the segment would have decreased $405,616, or 14%, when compared to fiscal year 2001.

     The decrease in fiscal year 2002 component product revenue (excluding the $440,000 in settlement revenue) occurred across all product lines. This decline was in large part attributable to the delay, during the first quarter of the current fiscal year, by several of our customers in closing the purchase of certain licenses or reducing the number of licenses purchased, both of which we believe to be indirect results of the events of September 11, 2001 and the general uncertainty of the national economy. Partially offsetting the decline in licensing revenue for the current fiscal year was an approximate $157,000, or 49%, increase in customer support and maintenance revenue over last year. The increase in customer support and maintenance revenue resulted from a change in our policy in fiscal 2001, which requires that customers purchase support and maintenance as part of the standard licensing arrangement for certain products.

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

     Operating income for the segment was 19% and 24% of revenue for the years ended August 31, 2002 and 2001, respectively. The decline in operating margins over the prior year was almost entirely attributable to our fiscal first quarter revenue decline. Partially offsetting the revenue decline was lower personnel and related overhead expenses that resulted after the implementation of a workforce reduction near the end of the current year first quarter and the approximate $75,000 positive contribution to operating income resulting from the settlement with Hummingbird USA, Inc. during the current year fourth quarter.
We recorded approximately $379,000 of litigation and arbitration expenses related to the Hummingbird dispute in the current year fourth quarter.

     The profitability of this segment often depends on our ability to secure significant sales of multiple licenses to individual customers. However, with the exception of the $440,000 license fee from our former customer Hummingbird USA, Inc which represented approximately 13% of the total revenue for this segment, no one customer accounted for more than 5% of the total segment revenue in fiscal years 2002 or 2001. Over the past two years, we have restructured our sales and marketing activities in an effort to increase the volume of customers and reduce our reliance on a few significant transactions to achieve profitable results. There can be no assurance, however, that we will not have to continue to rely on significant sales transactions in the future or that our ability to increase the volume of customers and/or obtain sufficient large sales transactions will continue. Our inability to continue to secure such transactions could have a material adverse effect on our business, operating results and financial position.

Assessment Scoring Technologies Segment
                                                2002               2001
Revenue from external customers           $    101,571            221,180
Operating loss                            $   (907,635)          (705,244)



This segment includes costs associated with the continued development and marketing of the Virtual Scoring Center(TM) web-based assessment scoring system and our Digital Mark Recognition(TM) technology that are designed to target the market for scoring K-12 tests. The initial version of the Virtual Scoring Center was created for a specific customer and was installed during fiscal 2001. Although there was a $119,609 decline in revenue, we did not fully develop this product until fiscal 2002 and fiscal 2001 revenue was essentially related to our initial customer installation during that year.

     On October 10, 2002, we entered into an agreement with Measurement Incorporated, a provider of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. We transferred our rights in the Virtual Scoring Center technology to the new entity in exchange for one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. The effects of the transaction with Measurement Incorporated will be included in our fiscal 2003 first quarter financial results.

     We plan to jointly market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. In addition to revenue that may be directly generated from Virtual Scoring Center product license fees, we will be required to remit royalties to the new entity for license of the Virtual Scoring Center technology outside of the education market and Measurement Incorporated will be required to remit royalties to the new entity for its own internal use of the Virtual Scoring Center product. We will share software development and other direct marketing and administrative costs equally with Measurement Incorporated, and cash flows will generally be distributed in proportion to our respective revenue and capital contributions.

    The first commercial version of the Virtual Scoring Center product was released prior to the end of the current fiscal year and was installed for internal use at Measurement Incorporated. The Virtual Scoring Center now includes, as an optional feature, our Digital Mark Recognition technology for reading "fill-in-the-bubble" marks on image-based documents. We did not transfer our ownership rights to the Digital Mark Recognition technology upon creating the new entity with Measurement Incorporated, however the new entity and Measurement Incorporated both have certain rights to use and/or license the Digital Mark Recognition Technology.

    The increase in segment operating losses over prior year was primarily attributable to the decrease in revenue as explained above, one-time costs related to severance payments made as part of the total company workforce reduction that occurred during the first quarter of the current fiscal year, professional fees associated with completing the transaction with Measurement Incorporated, and software amortization expense that began as a result of the first release of the Virtual Scoring Center product in the latter part of the prior fiscal year.

Other Services Segment
                                                 2002             2001
Revenue from external customers              $  32,362           260,893
Operating income                             $  27,065           109,791


  The "Other Services" segment includes combined financial results for the winding down of operational activities related to the Professional Services and Document Conversion Services segments. Early in fiscal year 2000, we decided to transition out of these service activities. Approximately 78% of fiscal year 2001 segment revenue came from document conversion services. We completed our final document conversion service activities during fiscal 2001, thus no revenue or expenses are included for document conversion services in fiscal year 2002. The remaining revenue and operating income for fiscal years 2002 and 2001 relates to one professional service customer support and maintenance contract, which was renewed for another year during the fourth quarter of fiscal year 2002.


Total Company Operating Results
Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net loss for fiscal years ending 2002 and 2001.
                                                      2002               2001
Total company revenue                           $  3,327,846          3,641,602
Operating (loss) income for reportable segments  $  (281,241)           172,397
Unallocated corporate expenses                      (214,763)          (310,804)
Interest income                                      100,863             51,206
Interest expense                                     (18,356)           (17,733)
Other, net                                            (6,963)               632
Income tax benefit                                     4,320                  -
Net loss                                        $   (416,140)          (104,302)
Loss per share:
   Basic                                        $      (0.03)             (0.01)
   Diluted                                      $      (0.03)             (0.01)



Total revenue for the year ended August 31, 2002 was $3,327,846 compared to $3,641,602 for fiscal year 2001, a decrease of $313,756 or 9%. The principal factors for this decrease were the delays in closing licensing contracts or reductions in the number of licenses purchased during the first quarter of the current year, which we believe were the indirect result of the events of September 11, 2001 and the general uncertainty of the national economy, a $189,000 Virtual Scoring Center license fee associated with a prior year customized installation of the product, and no revenue from Document Conversion Services during the current year as a result of the complete winding down of that operation in August of 2001.

Our net loss for year ended August 31, 2002 was $416,140 or $0.03 loss per share (basic and diluted), compared to net loss of $104,302 or $0.01 loss per share (basic and diluted) in fiscal 2001. The declines in component product and assessment scoring technology revenue, as described above, had the most significant impact on the decline in our current year results when compared to last year. The decline in revenue was partially offset by lower personnel and related overhead costs associated with the workforce reduction that was implemented near the end of the current year first quarter and the approximate $75,000 positive operating income contribution and $85,000 positive interest income contribution resulting from the settlement with Hummingbird USA, Inc. during the current year fourth quarter

Our effective income tax rate was a 1% benefit for fiscal 2002 and 0% for fiscal year 2001. The effective income tax rates for both fiscal years 2002 and 2001 differed from the "expected" Federal tax rate of 34%, primarily because of a change in the valuation allowance provided against our deferred tax assets. Deferred tax assets are primarily the result of our net operating loss carryforwards. See "Income Taxes" in Note 3 to the financial statements.

Financial Condition
Working capital at August 31, 2002 was $805,049 with a current ratio of 2.0:1, compared to $1,029,555 with a current ratio of 2.3:1 at August 31, 2001. We received a total cash payment of $562,000 during the fourth quarter of the current fiscal year as a result of reaching a settlement for a multi-year dispute with Hummingbird USA, Inc. This settlement payment partially offset the declines in working capital and current ratio that occurred as a result of lower revenue and increased operating losses compared to last year.

Net cash provided by operations for the year ended August 31, 2002 was $551,756 compared to $4,596 for fiscal year 2001. The increase in operating cash flow is almost entirely attributable to receipt of the Hummingbird USA, Inc. settlement payment. Net cash used in investing activities for the year ended August 31, 2002 was $415,389 the majority of which represented our investment in new and enhanced software products. Net cash used in financing activities was $22,104 in fiscal year 2002.

During the first quarter of fiscal year 2002 we secured a line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. There was no balance outstanding against the line
of credit at August 31, 2002.   We expect to renew the line of credit, which
expired in October of 2002, prior to the end of the fiscal year 2003 first
quarter.   We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.


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

The computer software and education assessment fields are highly competitive with many competing companies in those industries. The computer software field is characterized by rapid changes in technology and frequent introductions of new platforms and features. Competitors in this market include AccuSoft, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Seaport Imaging and Visionshape. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements can also be considered competitors. Certain of our competitors for our component products have greater financial, technical and marketing resources than we do. We believe that the primary competitive factors with respect to our component products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe that we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, we cannot assure you that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.
     The education assessment market includes many vendors with an already established presence in providing services for the scoring of open-ended assessments and "bubble tests." Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, Riverside Publishing and Scan-optics. We believe that the Virtual Scoring Center and the Digital Mark Recognition software products that address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than us. There can also be no assurances that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

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

We have historically relied upon large sales transactions with individual customers to achieve positive operating results. In fiscal 2002 and 2001, a single customer accounted for 13% and 6%, respectively, of our total revenue. There can be no assurance that we will continue to obtain such large sales transactions on a consistent basis and, as such, our inability to obtain sufficient large sales could have a material adverse effect on our business, operating results and financial position.

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

ITEM 13. EXHIBITS AND REPORTS ON
FORM 8-K
(a) Exhibits The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk ("*"):

EXHIB  NAME OF EXHIBIT
IT
10.1*  Employee Stock Option Plan,
       incorporated herein by reference to
       Exhibit No. 10.1 to the Registrant's
       Form 10 Registration Statement, filed
       with the Commission on January 15,
       19990 (the "Form 10").
10.2*  Employee Incentive Stock Option Plan,
       incorporated herein by reference to
       Exhibit No. 10.3 to the Registrant's
       Form 10.
10.    TMS, Inc. Employee Stock Purchase
3*     Plan, incorporated herein by reference
       to Exhibit No. 4.2 to the Registrant's
       Form S-8 as filed with the Commission
       on July 23, 2001.
10.4   Agreement for Contract Services, North
       Dakota Department of Public
       Instruction, incorporated herein by
       reference to Exhibit No. 10.1 to the
       Registrant's Form 10-QSB for the
       quarterly period ended February 28,
       2001.
10.5   Software Licensing Agreement entered
       into by and between the Registrant and
       the State of North Dakota, Department
       of Public Instruction, incorporated
       herein by reference to Exhibit No.
       10.2 to the Registrant's Form 10-QSB
       for the quarterly period ended
       February 28, 2001.
10.6   Corporate Software License Agreement
       between the Registrant and The Boeing
       Company, incorporated herein by
       reference to Exhibit No. 10.1 to the
       Registrant's Form 10-QSB for the
       quarterly period ended May 31, 2000.
10.7   Development Agreement between the
       Registrant and The Boeing Company,
       incorporated herein by reference to
       Exhibit No. 10.2 to the Registrant's
       Form 10-QSB for the quarterly period
       ended May 31, 2000.
10.8   Purchase Contract number @ 311305
       between the Registrant and the Boeing
       Company, incorporated herein by
       reference to Exhibit No. 10.3 to the
       Registrant's Form 10-QSB for the
       quarterly period ended May 31, 2000.
23.1   Consent of KPMG LLP

(b) Reports on Form 8-K.   We filed no Form 8-K Current Reports during the last
quarter of fiscal year 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGISTRANT: TMS, INC.

Date:     11/21/02  BY:   /s/  Deborah L. Klarfeld
                               --------------------
                               Deborah L. Klarfeld, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     11/21/02  BY:   /s/  Rudy J. Alvarado
                               ----------------
                               Rudy J. Alvarado, Director

Date:     11/21/02  BY:   /s/  Doyle E. Cherry
                               ----------------
                               Doyle E. Cherry, Director

Date:     11/21/02  BY:   /s/  Deborah L. Klarfeld
                               -------------------
                               Deborah L. Klarfeld, President
                               Principal Executive Officer

Date:     11/21/02  BY:   /s/  Deborah D. Mosier
                               -----------------
                               Deborah D. Mosier, Chief Financial Officer
                               Principal Financial Officer

Date:     11/21/02  BY:   /s/  James R. Rau, M.D.
                               ------------------
                               James R. Rau, M.D., Director

Date:     11/21/02  BY:   /s/  Russell W. Teubner
                               ------------------
                               Russell W. Teubner, Director

Date:     11/21/02  BY:   /s/  Marshall C. Wicker
                               ------------------
                               Marshall C. Wicker, Director

CERTIFICATIONS:

I, Deborah L. Klarfeld, certify that:

1. I have reviewed this annual report on Form 10-KSB of TMS, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002
                              /s/ Deborah L. Klarfeld
                              -----------------------
                              Deborah L. Klarfeld
                              President

I, Deborah D. Mosier, certify that:

1. I have reviewed this annual report on Form 10-KSB of TMS, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002
                              /s/ Deborah D. Mosier
                              ---------------------
                              Deborah D. Mosier
                              Chief Financial Officer

Index to Financial Statements and
Financial Statement Schedule                         page
-----------------------------------------------------------
Independent Auditors' Report                         F1
Financial Statements
Balance Sheets: August 31, 2002 and 2001             F2 and F3
Statements of Operations: Years Ended
August 31, 2002 and 2001                             F4
Statements of Shareholders' Equity:
Years Ended August 31, 2002 and 2001                 F5
Statements of Cash Flows: Years Ended
August 31, 2002 and 2001                             F6
Notes to Financial Statements:
August 31, 2002 and 2001                             F7 through F14
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts:
Years Ended August 31, 2002 and 2001                 F15


All other schedules are omitted as they are inapplicable or not required, or the required information is included in the Financial Statements or Notes to Financial Statements.



Independent
Auditors' Report

The Board of Directors and Shareholders
TMS, Inc.:

We have audited the financial statements of TMS, Inc. (dba TMSSequoia) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
October 11, 2002


        F1







Balance Sheets
August 31, 2002 and 2001

TMS, Inc. (dba TMSSequoia)                       2002                 2001
Assets

Current assets:
 Cash and cash equivalents                 $    783,550               669,287
 Trade accounts receivable, net of              594,499             1,007,839
   allowance for doubtful accounts of
   $16,204 in 2002 and $36,715 in 2001
 Deferred income taxes                          165,623                60,921
 Prepaid expenses and other current              74,677                95,212
 assets
 Total current assets                         1,618,349             1,833,259
Property and equipment
 Land                                           111,000               111,000
 Building                                       744,372               744,372
 Computer equipment                           1,274,586             1,353,575
 Furniture and fixtures                         362,567               362,554
                                              2,492,525             2,571,501
 Less accumulated depreciation and           (1,638,067)           (1,608,480)
   amortization
 Net property and equipment                     854,458               963,021
Other assets:
 Capitalized software development costs,        715,365               709,384
   net of accumulated amortization of
   $648,099 in 2002 and $266,270 in 2001
 Deferred income taxes                          318,877               423,579
 Other assets                                    45,394                52,427
 Total other assets                           1,079,636             1,185,390
Total assets                               $  3,552,443             3,981,670

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

        F2





                                                2002                   2001
Liabilities and Shareholders' Equity

Current liabilities:
 Current installments of long-term debt    $     29,106                  27,016
 Accounts payable                               128,502                 231,311
 Accrued payroll expenses                       223,788                 264,382
 Deferred revenue                               431,904                 280,995
 Total current liabilities                      813,300                 803,704
Long-term debt, net of current                  198,269                 227,376
installments
 Total liabilities                            1,011,569               1,031,080
Shareholders' equity:
 Preferred stock, $.01 par value.                     -                       -
   Authorized 1,000,000 shares; none
   issued
 Common stock, $.05 par value.                   655,633                655,133
   Authorized               50,000,000
   shares; 13,112,659 shares issued and
   outstanding in 2002 and 13,102,659
   shares issued and 13,072,333
   outstanding in 2001
 Additional paid-in capital                   11,348,883             11,347,872
 Accumulated deficit                          (9,463,642)            (9,040,887)
 Treasury stock, at cost, 0 shares in                  -                (11,528)
   2002 and 30,326 shares in 2001
 Total shareholders' equity                    2,540,874              2,950,590
Commitments (Note 8)
Total liabilities and shareholders'        $   3,552,443              3,981,670
equity


        F3



Statements of Operations
Years Ended August 31, 2002 and 2001

TMS, Inc. (dba TMSSequoia)                                                   2002                         2001
Revenue:
   Licensing and royalties                                             $   2,724,221                    3,029,794
   Customer support and maintenance                                          508,054                      345,514
   Other                                                                      95,571                      266,294
                                                                           3,327,846                    3,641,602
Operating costs and expenses:
   Cost of revenue                                                           651,506                      489,542
   Selling, general and administrative                                     2,430,742                    2,276,770
   Research and development                                                  741,602                    1,013,697
                                                                           3,823,850                    3,780,009
Operating loss                                                              (496,004)                    (138,407)
Other income, net                                                             75,544                       34,105
Loss before income taxes                                                    (420,460)                    (104,302)
Income tax benefit                                                             4,320                     -
Net loss                                                               $    (416,140)                    (104,302)
Net loss per share:
   Basic                                                               $       (0.03)                       (0.01)
   Diluted                                                             $       (0.03)                       (0.01)
Weighted average shares:
   Basic                                                                  13,104,320                    13,080,624
   Diluted                                                                13,104,320                    13,080,624

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



        F4


Statements of Shareholders' Equity
Years Ended August 31, 2002 and 2001
                                                                Additional    Unamortized                            Total
TMS, Inc. (dba TMSSequoia)                    Common Stock       Paid-in       Deferred      Accum.     Treasury  Shareholders'
                                          Shares      Amount     Capital     Compensation    Deficit     Stock      Equity
Balance at August 31, 2000               13,490,659  $674,533  $11,422,299     $(1,809)   $(8,884,719)  (94,027)   $3,116,277
Issuance of common stock to employees        12,000       600        6,527           -              -         -         7,127
Sales of common stock held in treasury            -         -            -           -        (51,866)   82,499        30,633
Purchase and retirement of common stock    (400,000)  (20,000)     (80,000)          -              -         -      (100,000)
Amortization of deferred compensation             -         -            -         855              -         -           855
Forfeiture of stock options                       -         -         (954)        954              -         -             -
Net loss                                          -         -            -           -       (104,302)        -      (104,302)
Balance at August 31, 2001               13,102,659   655,133    11,347,872          -     (9,040,887)  (11,528)    2,950,590
Issuance of common stock to employees        10,000       500         1,011          -              -         -         1,511
Sales of common stock held in treasury            -         -             -          -         (6,615)   11,528         4,913
Net loss                                          -         -             -          -       (416,140)        -      (416,140)
Balance at August 31, 2002               13,112,659   $655,633  $11,348,883   $      -    $(9,463,642)        -     2,540,874

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



        F5

Statements of Cash Flows
Years Ended August 31, 2002 and 2001
TMS, Inc. (dba TMSSequoia)                                2002                   2001
Cash flows from operating activities:
  Net loss                                             (416,140)              (104,302)
                                                    $
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                      515,477                358,509
     Loss on disposal of equipment                        4,528                  5,052
     Employee stock-based compensation                    1,511                  7,982
     Provision for returns and doubtful accounts         87,500                 (5,000)
     Net change in:
       Accounts receivable                              325,840               (463,884)
       Prepaid expenses and other assets                 25,534                109,424
       Accounts payable                                (102,809)               150,432
       Accrued payroll expenses                         (40,594)               (47,100)
       Deferred revenue                                 150,909                 (6,517)
  Net cash provided by operating activities             551,756                  4,596
Cash flows from investing activities:
  Purchases of property and equipment                   (27,116)               (77,920)
  Proceeds from disposal of equipment                        35                  3,170
  Capitalized software development costs               (387,811)              (494,511)
  Patent costs                                             (497)               (14,953)
  Net cash used in investing activities                (415,389)              (584,214)
Cash flows from financing activities:
  Repayment of long-term debt                           (27,017)               (27,007)
  Repayment of capital lease                                  -                (14,413)
  Proceeds from short-term note payable                  96,000                      -
  Repayment of short-term note payable                  (96,000)                     -
  Sale of treasury stock                                  4,913                  30,633
  Purchase of treasury stock                                  -                (100,000)
  Net cash used in financing activities                 (22,104)               (110,787)
Net increase (decrease) in cash and cash                114,263                (690,405)
equivalents
Cash and cash equivalents at beginning of year          669,287               1,359,692
Cash and cash equivalents at end of year            $   783,550                 669,287
Supplemental cash flow information:
  Cash paid for interest                            $    18,356                  17,733
  Cash paid for income taxes                        $         -                       -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


        F6


Notes to Financial Statements August 31, 2002 and 2001

Note 1: Summary of Significant Accounting Policies


Organization

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing and forms processing. The Company is also developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. Subsequent to August 31, 2002, the Company and Measurement Incorporated, a leading provider of educational scoring services, formed VSC Technologies, LLC to continue to develop and market certain scoring-related technologies (See "Note 10"). During fiscal year 2001 the Company also provided document conversion services to corporations and government organizations to assist them in migrating from paper to electronic information systems. At August 31, 2001, the Company had completed all outstanding document conversion projects and discontinued offering document conversion services.

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

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $387,811 and $494,511 of software development costs, which primarily includes personnel costs, in 2002 and 2001, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. The Company applied approximately $121,000 of customer funding against capitalized software costs in both fiscal 2002 and 2001. In fiscal 2002, the Company also received approximately $177,000 in funding from Measurement Incorporated (see "Note 11") of which $152,000 was applied against capitalized software and $25,000 was credited against research and development expense.

     Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company amortized $381,829 and $173,385 of software development costs in 2002 and 2001, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. No such costs were charged to operations in either fiscal 2002 or fiscal 2001.

Property and Equipment

Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture is calculated using the straight-line method over periods ranging from three to ten years, but not less than the estimated useful life of the property.

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

        F7

Patent Costs

Included in other assets at August 31, 2002 and 2001, are $43,408 and $45,442, respectively, of unamortized capitalized costs associated with obtaining patent rights for certain software products. Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents. In fiscal 2002 and 2001, the Company incurred and capitalized $497 and $14,953, respectively, related to the acquisition of new patents. Such costs will be amortized over the lives of the patents, once the patents have been approved.

Revenue

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2002 and 2001, deferred technical support and product maintenance revenue was $315,094 and $277,655, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 2002 there was $116,810 in product revenue attributable to software products for which we are waiting on customer acceptance. In fiscal 2001, there was no deferred revenue attributable to software products and/or enhancements expected to be delivered or accepted in the future.

     Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2002 and 2001, the Company recognized revenue of approximately $38,000 and $71,000, respectively, that represented the excess of customer funding over the cost of the product development.

Net Loss Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards is expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense is recognized at the grant date for awards fully vested. For awards with a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 2002 and 2001 related to employee stock-based awards was $1,511 and $7,982, respectively. Compensation cost is not required to be recorded for the employee stock purchase plan (see Note 4), as it is non-compensatory under the provisions of APB No. 25.

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

        F8

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The carrying value of notes payable and long-term debt approximates fair value because the current rates approximate market rates available on similar instruments.

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

Reclassifications
Certain 2001 amounts have been reclassified to conform to the 2002 financial statement presentation.

Note 2: Note Payable and Long-Term Debt

At August 31, 2002 the Company had a $1,000,000 operating line of credit with a bank which bears interest at 1% above prime (5.75% at August 31, 2002) and expired on October 3, 2002. No balance was outstanding against the line of credit at August 31, 2002.

The Company had $227,375 and $254,392 outstanding under a long-term note payable to a bank, at August 31, 2002 and 2001, respectively. The note bore interest at 7.38% at August 31, 2002 and 2001, respectively, and is due January 1, 2009.
The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 2002, and thereafter, are as follows: 2003, $29,106; 2004, $31,320; 2005, $33,783; 2006, $36,397; 2007, $39,214; thereafter, $57,555. The long-term note is secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

Note 3: Income Taxes

The income tax provision for fiscal year 2002 included the following significant components: deferred tax benefit $156,644; increase in the valuation allowance for deferred tax assets, $161,265; benefit for correction of prior year estimates, $4,620; and a benefit for prior year U. S. Federal tax refunds of $4,320. The significant components of the 2001 income tax provision include: deferred tax benefit, $34,813; increase in the valuation allowance for deferred tax assets, $33,869; and benefit for correction of prior year estimates, $944. Additionally, the Company had $293,690 and $2,158,718 in net operating loss carryforwards expire during fiscal years 2002 and 2001, respectively. Income tax expense for 2002 and 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                           2002       2001
Computed "expected" tax benefit                          (34.0%)    (34.0%)
Change in the deferred tax assets valuation allowance     38.0%      32.0%
State income tax, net of Federal income tax benefit       (4.0%)     (4.0%)
Other                                                     (1.0%)      6.0%
Effective income tax (benefit) expense                    (1.0%)      0.0%


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2002 and 2001 are presented in Table 3a.

Table 3a
--------------                                            2002         2001
Deferred tax assets:
  Tax operating loss carryforwards                   $ 1,036,142      985,392
  Other                                                   55,277       61,536
Total gross deferred tax assets                        1,091,419    1,046,928
Less valuation allowance                                 321,352      271,153
Net Deferred Tax Assets                                  770,067      775,775
Deferred tax liabilities:
  Property and equipment                                (14,014)      (21,993)
  Capitalized Software Costs                           (271,553)     (269,282)
Net deferred tax asset                               $  484,500       484,500


        F9

     Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The Company had recognized a net deferred tax asset of $484,500 at August 31, 2002. The ultimate realization of this deferred tax asset is dependent upon the Company's ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss carryforward expiration dates in determining the amount of deferred tax asset to recognize. In order to fully realize the deferred tax asset, the Company will be required to generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss carryforwards. Taxable loss for the year ended August 31, 2002 approximated $415,000 compared to a financial loss of approximately $416,000. Taxable loss for the year ended August 31, 2001 approximated $428,000 compared to a financial loss of approximately $104,000. In fiscal 2002 and 2001, the differences in the tax and financial losses primarily resulted from timing differences associated with the deductibility of capitalized software and bad debt estimates compared to the recognition of related expenses in conformity with accounting principles generally accepted in the United States of America. The $322,919 valuation allowance provides for net operating loss carryforwards that, as of August 31, 2002, are not expected to be realized prior to expiration. At August 31, 2002 the Company's tax net operating loss carryforwards approximated $2,730,000. These carryforwards expire during the years 2003 through 2022. Approximately $1,800,000, or 66%, of the net operating loss carryforwards do not begin to expire until fiscal year 2019. The benefits from these carryforwards could also be limited under Internal Revenue Service Code Section 382 due to changes in ownership.

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

     In 1989, the Company adopted an employee stock option plan. Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan. The options become exercisable over a five-year period, beginning one year after the grant date.

     Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant.

Table 4b summarizes information about stock options outstanding at August 31, 2002.

Employee Stock Purchase Plan

On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Employee Stock Purchase Plans were approximately $400 and $31,500 for the years ended August 31, 2002 and 2001, respectively. Pursuant to the Employee Stock Purchase Plan, 30,326 and 167,643 shares were issued in fiscal 2002 and 2001, respectively, from common shares held in treasury by the Company. There were no shares available for purchase as of August 31, 2002.

        F10

Fair Value Disclosures

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan in fiscal years 2002 and 2001 been based on the fair value method prescribed by SFAS No. 123, net loss would have been increased by $4,364 and $21,286 in 2002 and 2001, respectively, with no effect on loss per share. The fair values at the time of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility ranging from 84.22% to 95.96%, depending on the year of grant, risk-free interest rate of 4.5% and 1.3% for the stock option grants and the Employee Stock Purchase Plan, respectively; expected lives of approximately 6 to 8 years for the stock option grants; and expected lives for the Employee Stock Purchase Plan of approximately .25 years.

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


Table 4a

                                                Weighted Average   Option
                                Shares          Exercise Price     Price Range
Shares under option:
At August 31, 2000              740,974               $0.30        $0.13-$0.40
        Options cancelled       (4,000)               $0.13        $0.13
At August 31, 2001              736,974               $0.30        $0.13-$0.40
        Options cancelled      (100,000)              $0.25        $0.19-$0.31
At August 31, 2002              636,974               $0.31        $0.13-$0.40





Table 4b
                                                 Weighted
                                                 Average           Weighted              Options                Weighted
  Range of             Options                   Remaining         Average               Exercisable            Average
  Option Prices        Outstanding at 8/31/02    Contract Life     Exercise Price        at 8/31/02             Exercise Price

  $0.13 - $0.31        496,500                   2.6 Years         $0.29                 426,500                $0.29
  $0.38 - $0.40        140,474                   3.1 Years         $0.39                 140,474                $0.39

  $0.13 - $0.40        636,974                   3.4 Years         $0.31                 566,974                $0.32





        F11

Note 5: Earnings Per Share
     Options to purchase approximately 628,000 and 678,000 shares of common stock at prices ranging from $.27-$.40 per share were outstanding at August 31, 2002 and 2001, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. Additionally, approximately 9,000 options to purchase 2,500 incremental shares of common stock at prices ranging from $.125-$.188 were excluded from the per share computation for fiscal 2002, because of their anti-dilutive effect. All options expire during periods through the year 2008.

Note 6: Reportable Segments
The Company's reportable segments are determined by its products and services and include: Component Product Technologies, Assessment Scoring Technologies, and Other Services. The Component Product Technology segment develops the Company's core product technologies. These products include core image viewing, image enhancement and image and forms processing software toolkits that are used to develop new software applications or enhance existing software applications. In addition, the Component Product Technology segment develops software applications that may function independently from any other software package or may be closely associated with other software packages. The toolkits are primarily licensed to developers, system integrators, value added resellers and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that utilizes the product. The applications install directly on a user's system or on a server in a client/server environment. The applications are primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers.

     The Assessment Scoring Technology segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. The technologies being developed in this segment leverage the Company's existing core competencies in forms recognition, image processing, viewing and enhancement. The Assessment Scoring Technology segment created a Digital Mark Recognition (DMR) software product designed to replace the need for hardware based Optical Mark Recognition. The DMR product is currently patent-pending. The Assessment Scoring Technology segment also developed a new product called the Virtual Scoring Center ("VSC"). The VSC uses imaging-based technology to facilitate the process of scoring student responses to open-ended test questions in a web-enabled environment. Subsequent to August 31, 2002, the Company transferred the VSC technology to VSC Technologies, LLC, which is jointly owned by the Company and Measurement Incorporated, a leading provider of educational scoring services (See "Note 10").

        F12

     During fiscal year 2001 the Company provided document conversion services to corporations and government organizations to assist them in migrating from paper to electronic information systems. The Other Services reportable segment includes the financial results for document conversion services for fiscal year 2001. The Company had completed all outstanding document conversion projects and discontinued offering document conversion services prior to the start of fiscal year 2002. Other Services also included revenue for an ongoing customer support and maintenance contract related to a custom software product that the Company developed for a customer in fiscal year 2000.

Direct costs are charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss. See Table 6a for the results of operations for each reportable segment for fiscal years ending 2002 and 2001. All revenue and expenses are from unaffiliated sources.

___________
-----------
Table 6a
                                                                  COMPONENT      ASSESSMENT
                                                                   PRODUCT         SCORING         OTHER
2002                                                            TECHNOLOGIES     TECHNOLOGIES     SERVICES      TOTAL
      Revenue from external customers                        $  3,193,913          101,571          32,362    $ 3,327,846
      Depreciation and amortization                          $     55,419           33,438              -     $    88,857
Operating income (loss)                                      $    599,329         (907,635)        27,065     $  (281,241)
Other significant noncash items:
     Amortization of capitalized software development costs  $    330,829           51,000              -     $   381,829
Identifiable segment assets:
     Capitalized software development costs, net             $    480,855          234,510                    $   715,365
Expenditures for capitalized software development costs      $    255,317          132,494                    $   387,811

                                                                  COMPONENT       ASSESSMENT
                                                                   PRODUCT          SCORING          OTHER
2001                                                            TECHNOLOGIES      TECHNOLOGIES      SERVICES     TOTAL
Revenue from external customers                              $  3,159,529          221,180          260,893   $ 3,641,602
Depreciation and amortization                                $     74,415           31,340           31,053   $   136,808
Operating income (loss)                                      $    767,850         (705,244)         109,791   $   172,397
Other significant noncash items:
      Amortization of capitalized software development costs $    158,167           15,218                -   $   173,385
Identifiable segment assets:
      Capitalized software development costs, net            $    556,367          153,017                -   $   709,384
Expenditures for capitalized software development costs      $    326,276          168,235                -   $   494,511




        F13


Table 6b is a reconciliation of the segment operating (loss) income to the total Company net loss for fiscal 2002 and 2001.

Table 6b
                                                      2002            2001
Operating (loss) income for reportable segments  $  (281,241)        172,397
Unallocated corporate expenses                      (214,763)       (310,804)
Interest income                                      100,863          51,206
Interest expense                                     (18,356)        (17,733)
Other, net                                            (6,963)            632
Income tax benefit                                     4,320               -
Net loss                                         $  (416,140)       (104,302)



Note 7: Employee Benefit Plan
The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on six months of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $44,000 and $22,000 in 2002 and 2001, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 8: Leases

The Company leases office space under operating leases. Rent expense was approximately $49,000 and $36,000 for 2002 and 2001, respectively. The Company had non-cancelable future minimum lease obligations of $225,633 at August 31, 2002, as follows: $44,799 in fiscal year 2003, $46,344 in fiscal year 2004, $47,883 in fiscal year 2005, $49,239 in fiscal year 2006, and $37,368 in fiscal year 2007.

     In November 1997, the Company entered into two capital lease agreements for scanning equipment and related software. The leases ended in the first quarter of fiscal year 2001 and the leased equipment was purchased and resold at fair market value. The leases had a three-year term and provided for the Company to either relinquish the equipment and software to the leasing company at the end of the lease or purchase the equipment and software at fair market value. During fiscal 2001 depreciation expense included $10,960 for amortization of assets held under capital lease. In fiscal 1999, the Company entered into an operating sublease for certain computer equipment and software held under capital lease. The sublease ended in the first quarter of 2001 and the lessee purchased the leased equipment at fair market value. The Company received approximately $3,000 in rental payments under the sublease in fiscal year 2001.

Note 9: Business and Credit Concentrations

In fiscal year 2002, one customer accounted for 13% of total revenue.   At
August 31, 2002, two customers accounted for 34% of total trade accounts receivable. In fiscal year 2001, no customer accounted for greater than 10% of total revenue and two customers accounted for 44% of total trade accounts
receivable.   Revenue and trade accounts receivable for the Company by
geographic area as of and for the years ended August 31, 2002 and 2001, follows:

REVENUE:                                            2002                2001
United States                                $  2,694,511            2,969,037
Europe (export sales)                             376,982              389,700
Asia (export sales)                               180,569              192,296
Australia (export sales)                           31,266               27,518
Canada (export sales)                              28,846               18,324
Other (export sales)                               15,672               44,727
                                             $  3,327,846            3,641,602

ACCOUNTS RECEIVABLE (GROSS):                       2002                 2001
United States                                $    558,903            1,024,372
Europe                                             13,626               20,589
Asia                                                    -               (1,147)
Australia                                          16,520                  537
Canada                                             20,254                  203
Other                                               1,400
                                             $    610,703            1,044,554


        F14

Note 10:  Subsequent Event

On October 10, 2002, the Company entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest.

The Company and Measurement Incorporated plan to jointly market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. In addition to revenue that may be directly generated by the LLC from Virtual Scoring Center license fees, the Company will be required to remit royalties to the LLC for license of the Virtual Scoring Center technology outside of the education market and Measurement Incorporated will be required to remit royalties to the LLC for its own internal use of the Virtual Scoring Center product.

Note 11:  Related Party Transactions

In fiscal year 2002, the Company accrued or received approximately $177,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center software development costs. Approximately $152,000 of that funding was applied as an offset to capitalized software development costs and approximately $25,000 was recorded as a credit against research and development expense. Measurement Incorporated and the Company formed, VSC Technologies, LLC, subsequent to August 31, 2002 to further develop and market the Virtual Scoring Center software (see "Note 10").




Schedule II

Valuation and Qualifying Accounts
-----------------------------------------------------------

TMS, Inc. (dba TMSSequoia)

CLASSIFICATION                        BALANCE AT    ADDITIONS/REDUCTIONS       DEDUCTIONS-         BALANCE AT END OF
                                       BEGINNING        TO COSTS AND       RECOVERY/WRITE-OFF           PERIOD
                                       OF PERIOD          EXPENSES             OF ACCOUNTS
Year ended August 31, 2002:
    Allowance for doubtful          $     36,715           87,500                108,011             $   16,204
    accounts
Year ended August 31, 2001
    Allowance for doubtful          $     54,032           (5,000)                12,317             $   36,715
    accounts




        F15

Corporate Directory

Directors
Rudy Alvarado
Doyle E. Cherry
James R. Rau, M.D.
Russell W. Teubner
Marshall C. Wicker


Officers
Deborah L. Klarfeld, President
Deborah D. Mosier, Chief Financial Officer
Marshall C. Wicker, Secretary


Stock Trading
TMSSequoia Common Stock is listed on the OTC Bulletin Board under the symbol
TMSS.

Purpose of Annual Report
The annual report provides general information to TMSSequoia shareholders. Although it includes financial statements, it is not intended to be used to induce any securities sale or purchase.

Investor Relations
Investor Relations
TMSSequoia
206 West 6th Avenue, P.O. Box 1358
Stillwater, OK 74076
Call 405-377-0880 or fax 405-372-9288
Email invest@tmsinc.com

Auditors
KPMG LLP
700 Oklahoma Tower
210 Park Avenue
Oklahoma City, OK  73102

Transfer Agent
UMB Bank
928 Grand Blvd.
Kansas City, MO  64106


        F16