Form 10KSB/A
period 2002-08-31
TMS INC /OK/
filed 2002-12-18
CIK 835412

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB/A


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
     (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                Identification No.)

                                 206 West 6th Avenue
                                   P.O. Box 1358
                    Stillwater, Oklahoma                 74076
             (Address of principal executive offices)    (Zip Code)

                                 (405) 377-0880
                            (Issuer's telephone number)


Securities registered under section 12(b) of the exchange Act: None Securities registered under section 12(g) of the exchange Act: Common Stock, $.05 par value

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                  YES[  X  ] NO

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

As of October 31, 2002 the aggregate market value of voting stock held by nonaffiliates of such stock was $1,861,147 (based on the average bid and asked price of such common equity on such date).

As of October 31, 2002 there were 13,112,659 shares of Common Stock, $.05 par value, outstanding.


     Transitional Small Business Disclosure Format: YES      NO[  X  ]

NOTE: The Registrant hereby amends its Annual Report on Form 10-KSB for the year ended August 31, 2002 to include the information required by Part III, Items 9, 10, 11 and 12.


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

The following sets forth information concerning our directors:

     Rudy J. Alvarado, 71, has served as a Director of the Company since November 2000. Mr. Alvarado is Chairman of the Board and Director of Advancia Corporation, a privately held technology company. He served as President and Chief Executive Officer of Advancia from 1990 until 1999. Prior to 1990, Mr. Alvarado founded and owned several technology companies. Mr. Alvarado has many years of senior management experience in the technology industries, including the Information Systems Division of General Electric. He received a Bachelor of Science degree in Mechanical Engineering from Texas A&M University.

     Doyle E. Cherry, 60, served as Chairman of the Board of Directors of the Company from October 1997 through August 1998, and has served as a Director of the Company since 1988. Mr. Cherry is a chartered financial consultant and since 1961 has worked in the insurance and securities industries and the actuarial, tax and financial consulting fields. From 1982 to 1993, Mr. Cherry also served as President and Chief Executive Officer of First Market Corporation and the First Market Group of Companies. Mr. Cherry is currently serving as Chairman of the Board and CEO of C&H Pipe, an oil field service company located in Houston, Texas.

     Dr. James R. Rau, 73, has served as a Director of the Company since 1990. He practiced medicine for 30 years in Pearland, Texas and was a founding director of the First National Bank of Pearland, Texas. After retiring from medical practice in 1988, he has actively developed eight residential subdivisions, the most recent and current in the Houston and Central Texas Hill Country area.

     Russell W. Teubner, 47, served as Chairman of the Board of Directors of the Company from January 2000 through February 2002, and has served as a Director of the Company since 1999. From 1983 to 1998, Mr. Teubner served as Chief Executive Officer of Teubner & Associates, a software firm that he founded. He currently serves as Founder and Chief Executive Officer of HostBridge Technology. Mr. Teubner also serves as a Director of Esker, S.A. (a publicly held French software company) and Southwest Bancorp (NASDAQ:OKSB).

     Marshall C. Wicker, 76, has served as a Director of the Company since 1994. Since 1983, he has owned and operated Marwick Enterprises, which is engaged in ranching and investments. Mr. Wicker is a Professional Engineer and a member of the American Association of Petroleum Geologists and Society of Exploration Geophysicists.

The following sets forth information concerning our executive officers:

     Deborah Klarfeld, 46, has served as President of the Company since July 2002. She joined the Company in September 1999 as the General Manager of the Tools and Technologies division and the Vice President of Marketing. In September 2000, Ms. Klarfeld was appointed Vice President of Component Products and Corporate Marketing. Prior to joining the Company, Ms. Klarfeld served as Vice President for New Business Development at Electronic Label Technology from April 1996 to September 1999 and as Vice President of Marketing for United Industries Corporation from September 1994 to April 1996. Ms. Klarfeld received her Master of Business Administration Degree from the University of Tulsa and her Bachelor of Science Degree with a major in Chemistry from the University of Oklahoma.

     Deborah D. Mosier, 35, served as the Company's President from September 1999 through June 2002 and continues to serve as the Principal Financial Officer for the Company. She joined TMS in 1995 as Controller of Financial Operations and was appointed Chief Financial Officer in 1996. From 1989 to 1996, Ms. Mosier worked in the audit practice of KPMG LLP. Ms. Mosier received her Bachelor of Science Degree with a major in accounting from Oklahoma State University and is a Certified Public Accountant.

The following sets forth information about our other significant employees:

     Lane Fox, 36, joined TMS in November 2002 as Director of Engineering. Prior to joining the Company, Mr. Fox served as Director of Software Business and Development for Electronic Label Technology from July 1993 to July 2002. Mr. Fox received an Associates of Engineering Degree from Oklahoma State University and is continuing his studies in business administration and management at Northeastern State University.

     Donald Jones, 52, joined TMS in July 2002 as Vice President of Sales. Prior to joining the Company, Mr. Jones served as Vice President and General Manager for ICI Solutions, an integration company headquartered in Mesa, Arizona. From 1999 to 2001, Mr. Jones was the Western Area Sales Manager for IBM's Content Management division of the software group. From 1995 to 1999, Mr. Jones was the Vice President of Sales for Image Choice, a document imaging Master Reseller for FileNet and IBM. Mr. Jones received a Bachelor's degree in Business Administration from Long Beach State University.

     Richard P. Scanlan, 41, joined the Company in 1989 and served as Vice President of Sales from 1993 to 1996. In December 1996, Mr. Scanlan was named General Manager for the Internet Innovations division. In September 2000 he was appointed Vice President of Business Development for the Assessment Scoring Technology segment and in December 2002 he added product management to his areas of responsibility in the Assessment Scoring Technology segment. He received a Bachelor of Science degree in business management from Oklahoma State University in 1985, and in 1989 he received a second Bachelor of Science degree in management science and computer systems from Oklahoma State University

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that certain officers, directors and beneficial owners of the Company's Common Stock file various reports with the Securities and Exchange Commission. Based solely upon a review of such reports filed with the SEC, we believe that no late reports were filed for the fiscal year ended August 31, 2002.


Item 10.  Executive Compensation

Compensation of Executive Officers
-----------------------------------

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer. No executive officer, other than the Chief Executive Officer, earned more than $100,000 total annual salary and bonus during such period.



                                                Annual Compensation                Long-term Compensation Awards
                                                -------------------                ------------------------------

                                                                         Restricted Stock
Name and Principal Position          Year       Salary($)   Bonus($)     Awards ($)  (1)    Options(#)  All Other Compensation($)
-----------------------------------------------------------------------------------------------------------------------------------
Deborah L. Klarfeld - President (2)  2002       108,333          -                -                -           3,375
                                     2001       105,000     15,000                -                -           3,450
                                     2000        93,333          -                -          125,000           1,317

Deborah D. Mosier - President   (3)  2002       118,333          -            2,700                -           3,838
                                     2001       127,917          -            3,240                -           2,637
                                     2000       123,417          -            3,240          150,000           2,776




(1) On September 24, 1999, our Board of Directors approved a restricted stock grant in the amount of $50,000 shares of Common Stock. The shares were issued at a rate of 1,000 shares per month. The restricted stock grant terminated uon the resignation of Ms. Mosier as our President on July 1, 2002. Based on the $.27 per share market price on the date of grant, the value of the shares issued to Ms. Mosier was $3,240 in both fiscal 2000 and 2001 and $2,700 in fiscal 2002.
(2) Ms. Klarfeld became President effective July 1, 2002. "All Other Compensation" includes employer matching contributions to our defined contribution plan.
(3) Ms. Mosier became President effective September 24, 1999, and resigned effective July 1, 2002. "All Other Compensation" includes employer matching contributions to our defined contribution plan.



Compensation of Directors
-------------------------

     Each director received $1,000 per month for services as a director through November 2002, at which time the directors resolved to discontinue their compensation.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock holder Matters


Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of November 30, 2002 by each shareholder known to be a beneficial owner of more than 5% of our Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.


Name and Address of Beneficial Owner   Amount and Nature of           Percent of
                                       Beneficial Ownership           Class (1)
---------------------------------------------------------------------------------
Theodore A. Walker
P.O. Box 1580
Alvin, Texas 77512                       920,000    (2)                 7.0%

James R. Rau, M.D.
1203 South Hill Street
Alvin, Texas 77511                       679,500    (3)                 5.2%

Russell W. Teubner
5717 Woodlake Drive
Stillwater, Oklahoma 74074               677,450                        5.2%





(1) Shares of Common Stock subject to options exercisable on or before January 31, 2003 ("Currently Exercisable Options") are deemed outstanding for purposes of computing the percentage for such person but are not deemed outstanding in computing the percentage of any other person

(2) Includes 56,000 shares held by Mr. Walker's wife, Jerline with whom he shares voting investment power.

(3) Includes 345,010 shares held by Dr. Rau's wife, Martha, with whom he shares voting and investment power, and 62,500 shares subject to Currently Exercisable Options.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of November 30, 2002 for all of our directors and executive officers. Unless otherwise indicted, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address of Beneficial Owner      Amount and Nature of   Percent of
                                          Beneficial Ownership   Class (1)
------------------------------------------------------------------------------

Directors:
---------
Rudy J. Alvarado
1900 N. Flamingo Ave.
Bethany, Oklahoma 73008                     400,000                3.1%

Doyle E. Cherry
P.O. Box 477
Channelview, Texas 77530                    205,903 (2)            2.0%

James R. Rau, M.D.
1203 South Hill Street
Alvin, Texas 77511                          679,500 (3)            5.2%

Russell W. Teubner
5717 Woodlake Drive
Stillwater, Oklahoma 74074                  677,450                5.2%

Marshall C. Wicker
610 Hyde Park Blvd
Cleburne, Texas                             361,828 (4)            2.8%


Executive Officers
------------------
Deborah L. Klarfeld
7843 S. 69th E. Ave
Tulsa, Oklahoma 74133                       130,557 (5)            1.0%

Deborah D. Mosier
5811 Trenton Ave
Stillwater, Oklahoma 74074                  134,000 (6)            1.0%

All directors and executive officers as   2,589,238 (7)           19.1%
a group


(1) Shares of Common Stock subject to options exercisable on or before January 31, 2003 ("Currently Exercisable Options") are deemed outstanding for purposes of computing the percentage for such person but are not deemed outstanding in computing the percentage of any other person.

(2) Includes 20,000 shares held by Mr. Cherry in joint tenancy with his wife, Theresa, with whom he shares voting and investment power, and 100,000 shares subject to Currently Exercisable Options.

(3) Includes 345,010 shares held by Dr. Rau's wife, Martha, with whom he shares voting and investment power as to such shares, and 62,500 shares subject to Currently Exercisable Options.

(4) Includes 163,399 shares held by Mr. Wicker in joint tenancy with his wife, Bettye, with whom he shares voting and investment power, and 50,000 shares subject to Currently Exercisable Options.

(5)  Includes 125,000 shares subject to Currently Exercisable Options.

(6) Includes 47,000 shares held by Ms. Mosier in joint tenancy with her husband, Gregory, with whom she shares voting and investment power, and 87,000 shares subject to Currently Exercisable Options.

(7) Includes 575,409 shares as to which directors and executive officers share voting and investment power with others and 424,500 shares subject to
    Currently Exercisable Options.

Changes in Control
------------------

     We are not aware of any arrangements (including any pledge by a person of our securities) that would result in a change of control.

Equity Compensation Plan Information
------------------------------------





                                           Number of securities
                                           to be issued upon      Weighted average
                                           exercise of            exercise price             Number of securities
                                           outstanding options,   of outstanding options,    remaining available
Plan Category                              warrants and rights    warrants and rights        for future issuance
------------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by
Security holders                                9,000                $      0.13                          -

Equity compensation plans not
Approved by security holders (1)              627,974                $      0.31                          -
                                           --------------------                              ---------------------

Total                                         636,974                $      0.31                          -
                                           ====================                              =====================









(1) Pursuant to resolutions made by our board of directors, options to purchase common stock have been issued to certain of our directors and key employees. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant, have vesting periods ranging from 0-5 years, and expire during periods ranging from 5-10 years from the date of grant.

Employee Stock Purchase Plan
-----------------------------


On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Pursuant to the Employee Stock Purchase Plan, 30,326 shares were issued in fiscal year 2002 from common shares held in treasury. Currently, there are no shares available for purchase under this plan.




Item 12.  Certain Relationships and Related Transactions

None.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGISTRANT: TMS, INC.

Date:     12/18/02  BY:  /s/  Deborah L. Klarfeld
                         ------------------------
                         Deborah L. Klarfeld, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     12/18/02  BY:  /s/  Rudy J. Alvarado
                         -----------------------
                         Rudy J. Alvarado, Director

Date:     12/18/02  BY:  /s/  Doyle E. Cherry
                         -----------------------
                         Doyle E. Cherry, Director

Date:     12/18/02  BY:  /s/  Deborah L. Klarfeld
                         ------------------------
                         Deborah L. Klarfeld, President
                         Principal Executive Officer

Date:     12/18/02  BY:  /s/  Deborah D. Mosier
                         ------------------------
                         Deborah D. Mosier, Chief Financial Officer
                         Principal Financial Officer

Date:     12/18/02  BY:  /s/  James R. Rau, M.D.
                         ------------------------
                         James R. Rau, M.D., Director

Date:     12/18/02  BY:  /s/  Russell W. Teubner
                         ------------------------
                         Russell W. Teubner, Director

Date:     12/18/02  BY:  /s/  Marshall C. Wicker
                         ------------------------
                         Marshall C. Wicker, Director