Form 10QSB
period 2002-11-30
TMS INC /OK/
filed 2003-01-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      November 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at December 31, 2002
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
November 30, 2002 and August 31, 2002
                                                Nov 30,2002    August 31,
                                               (unaudited)       2002*
                                                -----------    ----------

Cash                                           $ 1,052,594        783,550
Trade accounts receivable, net                     304,265        594,499
Due from related parties                            41,363         33,743
Other current assets                               247,631        206,557
                                               -----------    -----------
   Total current assets                          1,645,853      1,618,349
                                               -----------    -----------
Property and equipment                           2,436,794      2,492,525
Accumulated depreciation and amortization       (1,598,436)    (1,638,067)
                                               ------------   -----------
   Net property and equipment                      838,358        854,458
                                               -----------    -----------
Capitalized software development costs, net        521,158        715,365
Investment in limited liability company            117,960              -
Other assets                                       363,638        364,271
                                               -----------    -----------

Total assets                                   $ 3,486,967     $3,552,443
                                               ===========    ===========

Current installments of long-term debt              29,652         29,106
Accounts payable                                   138,330        128,502
Accrued payroll expenses                           174,284        223,788
Deferred revenue                                   274,399        431,904
Deferred gain on sale of technology                121,378              -
                                               -----------    -----------
   Total current liabilities                       738,043        813,300

Long-term debt, net of current installments        190,638        198,269
                                               -----------    -----------
Total liabilities                                  928,681      1,011,569
                                               -----------    -----------
Common stock                                       655,633        655,633
Additional paid-in capital                      11,348,883     11,348,883
Accumulated deficit                             (9,446,230)    (9,463,642)
                                               -----------    -----------
Total shareholders' equity                       2,558,286      2,540,874
                                               -----------    -----------

Total liabilities and shareholders' equity     $ 3,486,967      3,552,443
                                               ============   ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.



TMS, Inc.
Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 2002 and 2001

                                                   Three Months Ended
                                                        November 30
                                               -------------------------
                                                    2002            2001
                                                   -----           -----
 Licensing and royalties revenue               $   668,860         459,300
 Customer support and maintenance revenue          144,839         101,932
                                                ------------   ------------
     Total revenue                                 813,699         561,232


 Cost of revenue                                   134,128         154,989
 Selling, general and administrative expenses      516,794         503,894
 Research and development expenses                 143,337         316,345
 Loss in limited liability company                 (25,436)              -
                                                ------------   ------------
Operating loss                                      (5,996)       (413,996)

Other income (expense), net                         33,970          (5,110)
                                                ------------   ------------
Income (loss) before income taxes                   27,974        (419,106)

Deferred income tax expense                         10,562               -
                                                ------------   ------------
Net income (loss)                              $    17,412        (419,106)
                                                ============   ============

Basic income (loss) per share                  $      0.00           (0.03)
                                                ============   ============
Weighted average common shares                  13,112,659      13,088,663
                                                ============   ============
Diluted income (loss) per share                $      0.00           (0.03)
                                                ============   ============
Weighted average common shares and potentially
dilutive securities                             13,114,790      13,088,663
                                                ============   ============
See accompanying notes to condensed
 financial statements.




TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 2002 and 2001

                                                   Three Months Ended
                                                      November 30
                                               -------------------------
                                                   2002           2001
                                                   -----          -----
Net cash flows provided by (used in)
  operating activities                         $   160,499       (272,707)
                                                -----------    -----------

Cash flows from investing activities:
  Capitalized software development costs           (85,380)      (125,402)
  Proceeds from sale of technology                 250,000              -
  Investment in limited liability company          (48,457)             -
  Other, net                                          (533)       (15,892)
                                                -----------    -----------
  Net cash provided by (used in) investing
  activities                                       115,630       (141,294)
                                                -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                      (7,085)        (6,580)
  Sale of treasury stock                                 -          4,913
                                                -----------    -----------
  Net cash used in financing activities             (7,085)        (1,667)
                                                -----------    -----------
Net increase (decrease) in cash                    269,044       (415,668)

Cash at beginning of period                        783,550        669,287
                                                -----------    -----------
Cash at end of period                          $ 1,052,594        253,619
                                                ============   ===========

Non-cash investing and financing activities:
   Investment in limited liability company
    through contribution of technology         $    94,939              -
                                                -----------    -----------
   Deferred gain from sale of technology       $   121,378              -
                                                -----------    -----------
See accompanying notes to condensed
  financial statements.




TMS, Inc.
Notes to Condensed Financial Statements (unaudited)


Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2002.

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

Formation of Limited Liability Company
-----------------------------------------------
On October 10, 2002, the Company entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. The Company accounts for its investment in the LLC using the equity method.

The Company realized a gain of approximately $155,000 upon transfer of the Virtual Scoring Center technology to the LLC. Approximately $34,000 of the gain was recognized as income in the Condensed Statement of Operations for the three months ended November 30, 2002. The remaining $121,000 of the gain was deferred and is expected to be recognized in income periodically over the next year as the Company fulfills its ongoing commitment to fund 50% of future Virtual Scoring Center software development costs.

At November 30, 2002, the LLC owed the Company approximately $41,000 pursuant to an agreement whereby the Company will provide software development services to the LLC to further develop the Virtual Scoring Center technology.

Net Income (Loss) Per Share

---------------------------

Following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations:



                                       November 30, 2002                       November 30, 2001
                         -----------------------------------       ------------------------------------
                           Income          Shares       Per-Share        Loss          Shares      Per-Share
                         (Numerator)    (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                         -----------    -------------   ---------    -----------   ------------    ---------
Basic EPS:
  Net income (loss)      $  17,412       13,112,659      $ 0.00       $(419,106)     13,088,663      $(0.03)

Effect of Common
  Stock options                  -            2,131           -               -               -           -
                         -------------  -------------   ---------     ----------   -------------   ---------
Diluted EPS:
  Net income (loss)      $  17,412       13,114,790      $ 0.00       $(419,106)     13,088,663      $(0.03)
                         =============  =============   =========     ==========   =============   =========

Options to purchase approximately 628,000 shares of common stock at prices ranging from $.27-$.40 per share were outstanding at November 30, 2002 and 2001 but were not included in the computation of diluted net income (loss) per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 59,000 options to purchase common stock at prices ranging from $.125-$.1875 were excluded from the computation of diluted loss per share for the three months ended November 30, 2001, because of their anti-dilutive effect. All options expire during periods through the year 2008.

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


Following is selected financial information for each of our reportable segments for the three months ended November 30, 2002 and 2001. Substantially, all revenue and expenses are from non-affiliated sources.

Component Product Technologies
------------------------------------------------------


                                 Three Months Ended
                                     November 30
                                ------------------------
                                    2002          2001
                                    ----          ----
Revenue from external customers  $ 788,510       561,232
                                 -----------   -----------
Operating income (loss)          $ 288,647       (25,174)
                                 -----------   -----------


Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) Plug-in, ScanFix(R), Prizm(R) color, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended November 30, 2002 was $788,510 compared to $561,232 for the same period last year, an increase of $227,278, or 40%. Operating income for the segment was 37% of revenue for the three months ended November 30, 2002 compared to an operating loss of 4% of revenue for the same period last year.

We believe that the increase in revenue over the prior year first quarter is partially attributable to the delayed closing of certain license transactions or a reduced number of licenses purchased by several of our customers during the prior year first quarter, both of which we believe were the indirect results of the events of September 11, 2001 and the general uncertainty of the national economy. In addition, we completed a funded development contract for a specific customer during the current year first quarter which contributed to the increased revenue from the same period last year. Although we have seen a gradual improvement in our sales since the events of September 11, 2001, we continue to experience longer sales cycles and our customers continue to purchase licenses in smaller quantities.

During the first quarter of fiscal year 2003, two customers collectively accounted for 39% of the total revenue for the segment. During the first quarter of fiscal year 2002, one customer accounted for 11% of total segment revenue. The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. We can provide no assurance that we will be able to continue to secure significant sales transactions with individual customers or that we will be able to increase the volume of customers and reduce our reliance on significant sales transactions. Our inability to continue to secure such transactions and/or increase the volume of customers could have a material adverse effect on our business, operating results and financial position.


The improved operating income for the three months ended November 30, 2002 compared to the operating loss reported for same period last year is almost entirely attributable to the $227,278 increase in revenue for the segment. The effects of a workforce reduction implemented in November 2001, and a partial write-off of an uncollectible trade account receivable during the prior year first quarter also contributed to the improved operating results when comparing the two periods.

 Assessment Scoring Technologies
--------------------------------


                                 Three Months Ended
                                     November 30
                                 ------------------------
                                      2002          2001
                                      ----          ----
Revenue from external customers  $  25,189             -
                                 -----------   -----------
Operating loss                   $(207,463)     (280,698)
                                 -----------   -----------



For the three months ended November 30, 2001 this segment included the costs associated with the continued development and marketing of our Virtual Scoring CenterT and Digital Mark RecognitionT software products that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. On October 10, 2002, we entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. Accordingly, for the first quarter ended November 30, 2002 the financial results for this segment predominantly reflect the operating activities associated with the continued development and marketing of the Digital Mark Recognition software product and our 50% equity interest in the newly formed entity, VSC Technologies, LLC.

During the current year first quarter and prior to the formation of the LLC we received $23,070 from Measurement Incorporated for partial funding of the
Virtual Scoring Center software product.   Of that amount, $21,202 was recorded
as reduction to capitalized software development costs and the remaining $1,868 reduced the first quarter research and development expense. Upon formation of the LLC, we entered into an agreement with the LLC whereby we will provide software development services, at a fixed rate per hour. The segment's operating expenses were reduced by approximately $66,000 during the first quarter for such costs, of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC.

The decrease in operating loss for the three months ended November 30, 2002 compared to the same period last year primarily resulted from the increase in revenue and the reduction in expenses associated with our development services agreement with the LLC described above. Included in the operating loss for the current year first quarter is approximately $25,000 for our 50% share of the LLC net loss, while revenue for the current year first quarter consists primarily of licensing revenue related to the Digital Mark Recognition software product.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net income (loss) for the three-month periods ending November 30, 2002 and 2001.


                                        Three Months Ended
                                           November 30
                                    --------------------------

                                          2002          2001
                                          ----          ----
Total company revenue               $    813,699       561,232
                                     -----------    ------------
Operating income (loss) for
  reportable segments                    81,184      (305,872)
Unallocated corporate expenses          (87,180)     (108,124)
Interest income                           5,273         3,709
Interest expense                         (4,195)       (4,702)
Gain on sale of technology               33,683             -
Other, net                                 (791)       (4,117)
Income tax expense                       10,562             -
                                     ------------   ------------
  Net income (loss)                 $    17,412      (419,106)
                                     ============   ============
Income (loss) per share:
  Basic                             $     0.00          (0.03)
  Diluted                           $     0.00          (0.03)
                                     ===========    ============


Total revenue for the three months ended November 30, 2002 was $813,699 compared to $561,232 for the same quarter of fiscal year 2001, an increase of $252,467 or 45%. Both our Component Product and Assessment Scoring technology segments contributed to the overall increase as explained in the segment disclosures above.

Our net income for the three months ended November 30, 2002 was $17,412 or $0.00 income per share (basic and diluted), compared to a net loss of $419,106 or $0.03 loss per share (basic and diluted) for the same period last year. The increase in our total company revenue, the effects of a workforce reduction and general cost control measures that we implemented in November 2001, and the reduced operating costs associated with the software development services arrangement that we entered into with the newly formed entity VSC Technologies, LLC are the primary factors that contributed to the improved financial results.

Gain on Sale of Technology
--------------------------
Upon formation of VSC Technologies, LLC during the current year first quarter we realized a gain of approximately $155,000 upon transfer of the Virtual Scoring Center technology to the LLC. Approximately $34,000 of the gain was recognized as income in the Condensed Statement of Operations for the three months ended November 30, 2002. The remaining $121,000 of the gain was deferred and will be recognized in income periodically as the Company fulfills its ongoing commitment to fund its 50% share of future Virtual Scoring Center software development costs.

Deferred Income Taxes
---------------------
Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. We have recognized a net deferred tax asset of $473,938 as of November 30, 2002. The ultimate realization of this deferred tax asset is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog, and net operating loss and tax credit carryforward expiration dates in determining the amount of deferred tax asset to recognize. To fully realize the deferred tax asset, we must generate future taxable income of approximately $1,275,000 prior to the expiration of the net operating loss and tax credit carryforwards. The valuation allowance for the related deferred tax assets may be increased in future periods if we cannot generate sufficient taxable income to recover the net deferred tax asset.

FINANCIAL CONDITION

Working capital at November 30, 2002 was $907,810 with a current ratio of 2.2:1, compared to $805,049 with a current ratio of 2.0:1 at August 31, 2002.

Net cash provided by operations for the three months ended November 30, 2002 was approximately $160,000 compared to net cash used in operations of approximately $273,000 for the same period last year. The improvement in operating cash flow is directly attributable to the overall improved financial results and collection of a significant customer receivable during the current year first quarter. Additionally, the prior year use of operating cash flow included approximately $97,000 in employee severance and unpaid vacation related to the workforce reduction that we implemented during November 2001 as well as approximately $80,000 in legal fees associated with the arbitration proceedings as discussed in our Form 10-KSB for the year ended August 31, 2002.

Net cash provided by investing activities for the three months ended November 30, 2002 approximates $116,000 and includes the $250,000 in cash that we received upon formation of VSC Technologies, LLC. The $250,000 cash receipt was offset by approximately $85,000 in software development costs for investment in new and enhanced software products and our approximate $50,000 cash investment for our share of LLC software development costs.

Net cash flows used in financing activities were $7,000 during the first quarter of fiscal 2003.

In December 2002 we renewed our line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements. The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.



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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NAME OF EXHIBIT

10.1    Master Agreement by and between TMS,
        Inc., Measurement Incorporated and VSC
        Technologies, LLC dated as of October
        10, 2002
10.2    Operating Agreement of VSC
        Technologies, LLC dated as of October
        10, 2002
10.3    LLC DMR License Agreement between TMS,
        Inc. and VSC Technologies, LLC dated as
        of October 10, 2002
10.4    TMS VSC License Agreement between VSC
        Technologies, LLC and TMS, Inc dated as
        of October 10, 2002.


(b) Reports on Form 8-K

None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS, Inc.


Date:  January 14, 2003          /s/ Deborah L. Klarfeld
       ----------------          -----------------------
                                 Deborah L. Klarfeld, President
                                 Principal Executive Officer

Date:  January 14, 2003          /s/ Deborah D. Mosier
       ----------------          ---------------------
                                 Deborah D. Mosier, Chief Financial Officer
                                 Principal Financial Officer

CERTIFICATIONS:

I, Deborah L. Klarfeld, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TMS, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
                              /s/ Deborah L. Klarfeld
			      -----------------------
                              Deborah L. Klarfeld
                              President


I, Deborah D. Mosier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TMS, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003
                              /s/ Deborah D. Mosier
			      -----------------------
                              Deborah D. Mosier
                              Chief Financial Officer