Form 10QSB
period 2003-02-28
TMS INC /OK/
filed 2003-04-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 28, 2003

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

Check whether the issuer (1) filed all Reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yex [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                      Outstanding at April 14, 2003
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 28, 2003 and August 31, 2002

                                             February 28,     August 31,
                                                 2003            2002*
                                              (unaudited)
                                              -----------    ----------

Cash                                        $  1,207,689    $   783,550
Trade accounts receivable, net                   344,301        594,499
Due from related parties                          64,777         33,743
Deferred income taxes                              9,784        165,623
Other current assets                              77,136         40,934
                                             -----------    -----------
   Total current assets                        1,703,687      1,618,349
                                             -----------    -----------
Property and equipment                         2,435,533      2,492,525
Accumulated depreciation and amortization     (1,606,759)    (1,638,067)
                                             ------------   -----------
   Net property and equipment                    828,774        854,458
                                             ------------   -----------
Capitalized software development costs, net      481,364        715,365
Deferred income taxes                                  -        318,877
Other assets                                      44,129         45,394
                                             -----------    -----------

Total assets                                $  3,057,954    $ 3,552,443
                                             ===========    ===========

Current installments of long-term debt            30,165         29,106
Accounts payable                                 187,652        128,502
Accrued payroll expenses                         165,084        223,788
Deferred revenue                                 360,396        431,904
Deferred gain on sale of technology               55,101              -
                                             -----------    -----------
   Total current liabilities                     798,398        813,300

Long-term debt, net of current installments      182,866        198,269
Investment in limited liability company           34,694              -
Deferred income taxes                              9,784              -
                                             -----------    -----------
Total liabilities                              1,025,742      1,011,569
                                             -----------    -----------
Common stock                                     655,633        655,633
Additional paid-in capital                    11,348,883     11,348,883
Accumulated deficit                           (9,972,304)    (9,463,642)
                                             -----------    -----------
Total shareholders' equity                     2,032,212      2,540,874
                                             -----------    -----------

Total liabilities and shareholders' equity  $  3,057,954    $ 3,552,443
                                             ===========    ===========
*Condensed from audited financial
statements.

See accompanying notes to condensed
financial statements.


TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Six Months Ended February
28, 2003 and 2002

                                          Three Months Ended             Six Months Ended
                                       February 28,  February 28,     February 28,  February 28,
                                          2003          2002             2003          2002
                                          -----         -----           -----          -----

 Licensing and royalties              $  490,925       666,599        1,159,785      1,125,899
 Customer support and maintenance        150,631       138,137          294,585        240,069
 Other services                                -         3,823              885          3,823
                                     ------------   ------------     -----------  ------------
     Total revenue                       641,556       808,559        1,455,255      1,369,791

 Cost of revenue                         130,027       142,124          264,155        297,113
 Selling, general and administrative
expense                                  462,850       535,981          979,645      1,039,875
 Research and development expense        144,987       135,716          288,324        452,061
 Loss in limited liability company       (23,221)            -          (48,657)             -
                                     ------------   ------------    ------------  ------------
     Operating loss                     (119,529)       (5,262)        (125,526)      (419,258)

Other income (expense), net               67,394        (4,488)         101,364         (9,598)
                                     ------------   ------------    ------------  ------------
     Loss before income taxes            (52,135)       (9,750)         (24,162)      (428,856)

Income tax expense                       473,938             -          484,500              -
                                     ------------   ------------    ------------  ------------
     Net loss                        $ (526,073)         (9,750)       (508,662)      (428,856)
                                     ============   ============    ============  ============

Basic loss per share                 $    (0.04)          (0.00)          (0.04)         (0.03)
                                     ============   ============    ============  ============
Weighted average common shares        13,112,659     13,106,626      13,112,659     13,097,644
                                     ============   ============    ============  ============
Diluted loss per share               $     (0.04)   $     (0.00)    $     (0.04)  $      (0.03)
                                     ============   ============    ============  ============
Weighted average basic and diluted
shares                                13,112,659     13,106,626      13,112,659     13,097,644
                                     ============   ============    ============  ============

See accompanying notes to condensed
  financial statements.





TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Six Months Ended February 28, 2003 and 2002



                                               		February 28,    February 28,
                                                       	   2003            2002
                                                   	   -----           -----
Net cash flows provided by (used in)
  operating activities                         	      $   291,303    $  (212,595)
                                               		-----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment              	   (17,572)       (21,292)
  Capitalized software development costs          	  (166,224)      (235,134)
  Proceeds from sale of technology                 	   250,000              -
  Investment in limited liability company         	  (119,024)             -
  Distribution from limited liability company      	   200,000              -
                                               		-----------    -----------
  Net cash provided by (used in) investing activities      147.180	 (256.426)
                                    			-----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                     	   (14,344)       (13,329)
  Sale of treasury stock, at cost                      	         -          4,913
                                              		-----------    -----------
  Net cash used in financing activities            	   (14,344)        (8,416)

                                               		-----------    -----------
Net increase (decrease) in cash                    	   424,139       (477,437)

Cash at beginning of period                        	   783,550        669,287
                                               		-----------    -----------
Cash at end of period                          		$1,207,689     $  191,850
                                               		============   ===========

Noncash investing activity:
   Investment in limited liability company
through contribution of technology                  	    94,939              -

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

Income Taxes
------------

The income tax provision for the six months ended February 28, 2003, included a deferred tax benefit of $17,495 and an increase in the valuation allowance for deferred tax assets of $501,995. The income tax benefit for the six months ended February 28, 2003, differed from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax loss from operations primarily because of the increase in the valuation allowance for deferred tax assets.

The following table sets forth the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities at February 28, 2003 and August 31, 2002:

                                       February 28,        August 31,
                                          2003               2002
Deferred tax assets:
  Tax operating loss carryforwards       829,103           1,036,142
  Other                                   44,201              55,277
                                        --------          ----------
                                               -                   -
Total gross deferred tax assets          873,304           1,091,419
Less valuation allowance                 679,328             321,352
                                        --------          ----------
                                               -                   -
     Net deferred tax assets             193,976             770,067

Deferred tax liabilities:
  Property and equipment                 (11,388)            (14,014)
  Capitalized software costs            (182,588)           (271,553)
                                        --------          ----------
      Net deferred taxes                       -             484,500
                                        ========          ==========

Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.

During the second quarter of the current fiscal year we increased our valuation allowance for deferred tax assets and reduced our deferred tax asset, net of valuation allowance, from $770,067 at August 31, 2002 to $193,976 at February 28, 2003. In order to fully realize our net deferred tax asset prior to the expiration of our tax operating loss carryforwards, we will have to generate approximately $510,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At February 28, 2003, we had approximately $2.2 million of tax operating loss carryforwards, of which approximately 82% do not begin to expire until our fiscal year 2019.

We made the decision to reduce the carrying amount of our net deferred tax assets during the second quarter of the current fiscal year because our ability to time the closing of significant revenue opportunities has recently become more difficult. Prior to the events of September 11, 2001, we began to see improvement in our financial results with our operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, we experienced an immediate downturn in revenue, but made adjustments to our cost structure to help mitigate the delay in closing several revenue transactions which we believe resulted from the events of September 11, 2001, and the struggling national economy. Since that time and through the first quarter of the current fiscal year, we began to experience revenue totals at a level that we believed could be sustained and result in profitability for our company. During the second quarter of the current year we experienced another downturn in revenue and believe that the continuation of a struggling national economy coupled with recent international conflicts, including the war, is having an impact on the timing and amount of revenue that we can expect from our current customers and prospects in both the private and governmental sectors. Accordingly, we believe that a reduction in the carrying amount of our net deferred tax assets is necessary to properly account for the recent increased difficulties we have experienced in predicting the timing of future revenue.

Net Loss Per Share
------------------

Options to purchase approximately 628,000 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at February 28, 2003 and 2002, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 9,000 and 59,000 options to purchase common stock at prices ranging from $.125 to $.1875 per share were excluded from the computations of diluted loss per share for the three and six months ended February 28, 2003 and 2002, respectively, because of their anti-dilutive effect. Approximately 637,000 and 687,000 options to purchase shares of common stock were outstanding at February 28, 2003 and 2002, respectively. All options expire during periods through the year 2008.

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

Following is selected financial information for each of our reportable segments for the three and six-months ended February 28, 2003 and 2002.

Component Product Technologies
------------------------------


                                         Three Months Ended            Six Months Ended
                                  February 28,    February 28,    February 28,    February 28,
                                      2003             2002             2003          2002
                                      ----             ----             ----          ----
Revenue from external customers   $  608,676         786,055        1,381,136      1,339,262
                                  ------------    ------------    ------------   -----------
Operating income                  $  110,876         230,312          385,280        198,446
                                  ------------    ------------    ------------   -----------



Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) plug-in, ScanFix(R), Prizm(R) color image processing, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended February 28, 2003 was $608,676 compared to $786,055 for the same period last year, a decrease of $177,379, or 23%. For the six months ended February 28, 2003 revenue for this segment was $1,381,136 compared to $1,339,262 for the same period last year, an increase of $41,874, or 3%.

We believe that the struggling national economy and recent international events negatively impacted our revenue opportunities in both the private and governmental sectors during the second quarter of the current fiscal year. The events of September 11, 2001 occurred during the first quarter of our prior fiscal year and we believe resulted in a downturn in revenue during that three-month period. Beginning in the second quarter of the prior fiscal year and through the first quarter of the current fiscal year, we began to see a gradual improvement in our revenue despite experiencing longer cycles and smaller quantity license purchases from many of our commercial customers. More recently we have experienced delays from prospective customers affiliated with the United States government because funds for approved projects have not been released due to war related uncertainties. We have also experienced internal delays in the release of certain new and enhanced products, which we believe impacted our ability to generate more revenue during the first six months of the current fiscal year. Because of the factors described above, our ability to predict the timing and extent of revenue transactions has become increasingly difficult. If uncertainties surrounding the national economy and recent international events do not improve and/or we are unable to release new and enhanced products on a timelier basis, our revenue may continue to be lower which could have a material adverse effect on our business, operating results and financial position.

Operating income for the segment was 18% of revenue for the three months ended February 28, 2003 compared to operating income of 29% for the same period last year. Lower operating income for the current year second quarter was almost entirely attributable to the decline in revenue over the same period last year. For the six-month periods ended February 28, 2003 and 2002, operating income for the segment was 28% and 15% of revenue, respectively. The effects of a workforce reduction implemented in November 2001, and a partial write-off of an uncollectible trade account receivable during the prior year first quarter were the primary factors that resulted in improved operating margins for the first six months of the current fiscal year compared to the same period last year.

The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. One customer accounted for 11% of our revenue for the current year second quarter and another customer accounted for 12% of revenue for the same period last year. For the six months ended February 28, 2003, one customer accounted for 17% of our revenue, while no one customer accounted for greater than 10% of our revenue for the same six-month period last year. We can provide no assurance that we will be able to continue to secure significant sales transactions with individual customers or that we will be able to increase the volume of customers and reduce our reliance on significant sales transactions. Our inability to generate more revenue by securing such transactions and/or increasing the volume of customers could have a material adverse effect on our business, operating results and financial position.

Assessment Scoring Technologies
-------------------------------


                                         Three Months Ended            Six Months Ended
                                  February 28,   February 28,    February 28,    February 28,
                                      2003           2002             2003           2002
                                      ----           ----             ----           ----
Revenue from external customers   $   23,250          9,823           48,439         9,823
                                  ------------   ------------    ------------   -----------
Operating loss                    $ (149,547)      (203,503)        (357,011)     (484,201)
                                  ------------   ------------    ------------   -----------


For the three and six months ended February 28, 2002 this segment included the costs associated with the continued development and marketing of our Virtual Scoring Center(TM) and Digital Mark Recognition(TM) software products that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. On October 10, 2002, we entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. Accordingly, for the six months ended February 28, 2003 the financial results for this segment predominantly reflect the operating activities associated with the continued development and marketing of the Digital Mark Recognition software product and our 50% equity interest in the newly formed entity, VSC Technologies, LLC.

Upon formation of the LLC, we entered into an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. The segment's operating expenses were reduced by approximately $133,000 and $202,000 for such costs during the three and six month periods ended February 28, 2003, respectively, of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC.

The decrease in operating loss for the three and six month periods ended February 28, 2003 compared to the same period last year primarily resulted from the increase in revenue and the reduction in expenses associated with our development services agreement with the LLC described above. Revenue for this segment for the three and six month periods ended February 28, 2003, was primarily derived from the sale of our Digital Mark Recognition software product
to Measurement Incorporated.   Included in the operating loss for the three and
six month periods ended February 28, 2003, is approximately $23,000 and $49,000, respectively, for our 50% share of the LLC net loss.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net loss for the three and six months periods ending February 28, 2003 and 2002.


                                        Three Months Ended         Six Months Ended
                                   February 28,  February 28,   February 28,   February 28,
                                      2003            2002          2003           2002
                                      ----            ----          ----           ----
Total company revenue              $  641,556        808,559       1,455,255      1,369,791
                                   -----------   -----------     -----------    ------------
Operating (loss) income for
  reportable segments                 (29,238)        37,527          51,946       (268,345)
Unallocated corporate expenses        (90,291)       (42,789)       (177,472)      (150,913)
Interest income                         5,183          3,317          10,455          7,026
Interest expense                       (4,019)        (4,530)         (8,214)        (9,232)
Gain on sale of technology             66,277              -          99,960              -
Other, net                                (47)        (3,275)           (837)        (7,392)
Deferred income tax expense           473,938              -         484,500              -
                                   ------------  ------------    ------------   ------------
  Net loss                         $ (526,073)        (9,750)       (508,662)      (428,856)
                                   ===========   ============    ============   ============
Loss per share:
  Basic                            $    (0.04)         (0.00)          (0.04)         (0.03)
  Diluted                               (0.04)         (0.00)          (0.04)         (0.03)
                                   ===========   ============    ============   ============


Total revenue for the three months ended February 28, 2003 was $641,556 compared to $808,559 for the same quarter of fiscal year 2002, a decrease of $167,003 or 21%. The decline in second quarter revenue over the same quarter last year is attributable to the downturn in revenue from our component product technologies segment, as described above. Total revenue for the six months ended February 28, 2003 was $1,455,255 compared to $1,369,791 for the same six-month period of fiscal year 2002, an increase of $85,464 or 6%. The increase in total company revenue for the six-month comparative periods is in large part attributable to revenue from our new Digital Mark Recognition technology.

Our net loss for the three months ended February 28, 2003 was $526,073 or $0.04 net loss per share (basic and diluted), compared to a net loss of $9,750 or $0.00 net loss per share (basic and diluted) for the same quarter of fiscal 2002. Our net loss for the six months ended February 28, 2003 was $508,662 or $0.04 loss per share (basic and diluted), compared to net loss of $428,856 or $0.03 net loss per share (basic and diluted) for the same period in fiscal 2002. The current fiscal year three and six-month net loss included net deferred income tax expense of $473,938 and $484,500, respectively. See "Income Tax Expense" below for further discussion. Without the effect of the net deferred income tax expense, the pre-tax loss for the six months ended February 28, 2003 was $24,162 compared to a pre-tax loss of $428,856. The decline in pre-tax loss over the same period last year is attributable to the effects of a workforce reduction and other cost control measures that were implemented in November 2001 and the approximate $100,000 gain on sale of the Virtual Scoring Technology to the newly formed LLC. See "Gain on Sale of Technology" below for additional discussion.

Gain on Sale of Technology
--------------------------

Upon formation of VSC Technologies, LLC during the current year first quarter we realized a gain of approximately $155,000 upon transfer of the Virtual Scoring Center technology to the LLC. During the three and six month periods ended February 28, 2003, $66,277 and $99,960 of the gain was recognized as income in the Condensed Statement of Operations, respectively. The remaining $55,101 of the gain was deferred and will be recognized in income periodically as the Company fulfills its ongoing commitment to fund its 50% share of future Virtual Scoring Center software development costs.

Income Taxes
------------

The income tax provision for the six months ended February 28, 2003, included a deferred tax benefit of $17,495 and an increase in the valuation allowance for deferred tax assets of $501,995.

During the second quarter of the current fiscal year we increased our valuation allowance for deferred tax assets and reduced our net deferred tax asset from $770,067 at August 31, 2002 to $193,976 at February 28, 2003. In order to fully realize our net deferred tax asset prior to the expiration of our tax operating loss carryforwards, we will have to generate approximately $510,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At February 28, 2003, we had approximately $2.2 million of tax operating loss carryforwards, of which approximately 82% do not begin to expire until our fiscal year 2019.

We made the decision to reduce the carrying amount of our net deferred tax assets during the second quarter of the current fiscal year because our ability to time the closing of significant revenue opportunities has recently become more difficult. Prior to the events of September 11, 2001, we began to see improvement in our financial results with our operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, we experienced an immediate downturn in revenue, but made adjustments to our cost structure to help mitigate the delay in closing several revenue transactions which we believe resulted from the events of September 11, 2001, and the struggling national economy. Since that time and through the first quarter of the current fiscal year, we began to experience revenue totals at a level that we believe could be sustained and result in profitability for our company. During the second quarter of the current year we experienced another downturn in revenue and believe that the continuation of a struggling national economy coupled with recent international conflicts, including the war, is having an impact on the timing and amount of revenue that we can expect from our current customers and prospects in both the private and governmental sectors. Accordingly, we believe that a reduction in the carrying amount of our net deferred tax assets is necessary to properly account for the recent increased difficulties we have experienced in predicting the timing of future revenue.

FINANCIAL CONDITION

Working capital at February 28, 2003 was $905,289 with a current ratio of 2.1:1, compared to $805,049 with a current ratio of 2.0:1 at August 31, 2002.

Net cash provided by operations for the six months ended February 28, 2003 was approximately $291,000 compared to net cash used in operations of approximately $213,000 for the same six-month period last year. During the first six months of the prior fiscal year we paid approximately $97,000 in employee severance and unpaid vacation during the prior year first quarter as well as approximately $93,000 in legal fees associated with arbitration proceedings. The remaining use of operating cash flow in the prior fiscal year six-month period relates to our operating loss position resulting from downturn in revenue during the prior year first quarter. The improved operating cash position for the current fiscal year six-month period is in large part attributable to the collection of a trade account for the customer that represented approximately 17% of our component product technology revenue.

Net cash provided by investing activities for the six months ended February 28, 2003 approximated $147,000 and included the $250,000 in cash that we received upon formation of VSC Technologies, LLC and a subsequent cash distribution from the LLC of $200,000. Pursuant to the agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The $450,000 received pursuant to LLC items was offset by approximately $166,000 in software development costs for investment in new and enhanced software products and our approximate $119,000 cash investment for our share of LLC software
development and other operating costs.   Net cash used in investing activities
for the six months ended February 28, 2002 approximates $256,000 the majority of which represents our investment in new and enhanced software products.

Net cash flows used in financing activities during the six month periods ended February 28, 2003 and 2002 primarily represent repayments of long-term debt and approximated $14,000 and $8,000, respectively.

We have a line of credit with a bank that provides for maximum borrowing of up to $1,000,000 and is secured by all trade accounts receivable. There was no balance outstanding against the line of credit at February 28, 2003. We anticipate that operating cash flows and the line of credit will be adequate to meet our current obligations and current operating and capital requirements.
The funding of long-term needs (including funding for increased product development, expanded marketing and promotion of our products, and for potential merger/acquisition activities) is dependent upon increased revenue and profitability and obtaining funds through outside debt and equity sources.

Impact of Recently Issued Accounting Standards
----------------------------------------------

The Emerging Issues Task Force recently published a Consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables". The Consensus sets forth criteria on how to identify if goods or services in bundled sales arrangements qualify as separate accounting units for which the timing and extent of revenue recognition can be applied to each unit. In general, in order for goods and services to be eligible for separate unit accounting the delivered items must have stand-alone value to the customer, the fair value of any undelivered items can be reliably determined, and if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially
controlled by the seller.    We offer bundled sales arrangements to our
customers in the form of product licenses and customer support and maintenance. We believe that our bundled sales arrangements consistently meet the requirements for separate unit accounting and accordingly do not expect that this Consensus will have an impact on the comparability of our financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation sets forth guidance in determining whether certain equity investments should be consolidated in situations in which an equity investor does not have the characteristics of a controlling financial interest or does not have a sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We believe that it is reasonably possible that our equity investment in VSC Technologies, LLC, may qualify for consolidation in our financial statements in accordance with this Interpretation. We will be required to adopt the Interpretation as of September 1, 2003. We have a 50% equity interest in the LLC to further develop the Virtual Scoring Center technology and bring it to market through the LLC.
In general, the equity investor that is required to consolidate a variable interest entity is the "primary beneficiary" of the entity and is the investor that is expected to absorb the majority of its expected losses, receive a majority of its expected residual returns, or both. We are in the process of evaluating whether we qualify as the primary beneficiary of the LLC. If we are required to consolidate the LLC in accordance with this Interpretation, it will effect our fiscal year 2004 financial statements through a prospective cumulative-effect adjustment as of the beginning of that year. The amount of potential maximum exposure to loss as a result of our involvement with the LLC is not currently determinable.

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


                                 Registrant: TMS, Inc.


Date:  April 14, 2003            /s/ Deborah L. Klarfeld
       --------------            -----------------------
                                 Deborah L. Klarfeld, President
                                 Principal Executive Officer

Date:  April 14, 2003            /s/ Deborah D. Mosier
       --------------            ---------------------
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

Date: April 14, 2003

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

Date: April 14, 2003

                           /s/   Deborah D. Mosier
                           -----------------------
                           Deborah D. Mosier
                           Chief Financial Officer