Form 10QSB
period 2003-05-31
TMS INC /OK/
filed 2003-07-11
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      May 31, 2003

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

Title of Each Class                   Outstanding at July 10, 2003
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
May 31, 2003 and August 31, 2002

                                               May 31,        August 31,
                                                2003            2002*
                                             (unaudited)
                                             -----------     -----------

Cash                                        $  1,295,627    $    783,550
Trade accounts receivable, net                   164,921         594,499
Due from related parties                          31,125          33,743
Deferred income taxes                              7,704         165,623
Other current assets                              48,840          40,934
                                             -----------     -----------
   Total current assets                        1,548,217       1,618,349
                                             -----------     -----------
Property and equipment                         2,451,210       2,492,525
Accumulated depreciation and amortization     (1,625,412)     (1,638,067)
                                             -----------     -----------
   Net property and equipment                    825,798         854,458
                                             -----------     -----------
Capitalized software development costs, net      391,502         715,365
Deferred income taxes                                  -         318,877
Other assets                                      43,495          45,394
                                             -----------     -----------

Total assets                                $  2,809,012    $  3,552,443
                                             ===========     ===========

Current installments of long-term debt            30,737          29,106
Accounts payable                                  92,042         128,502
Due to related parties                            13,741               -
Accrued payroll expenses                         154,441         223,788
Deferred revenue                                 495,196         431,904
Deferred gain on sale of technology                9,805               -
                                             -----------     -----------
   Total current liabilities                     795,962         813,300

Long-term debt, net of current installments      174,983         198,269
Investment in limited liability company           26,347               -
Deferred income taxes                              7,704               -
                                             -----------     -----------
Total liabilities                              1,004,996       1,011,569
                                             -----------     -----------
Common stock                                     655,633         655,633
Additional paid-in capital                    11,348,883      11,348,883
Accumulated deficit                          (10,200,500)     (9,463,642)
                                             -----------     -----------
Total shareholders' equity                     1,804,016       2,540,874
                                             -----------     -----------

Total liabilities and shareholders' equity  $  2,809,012    $  3,552,443
                                             ===========     ===========
*Condensed from audited financial
statements.

See accompanying notes to condensed
 financial statements.



TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Nine Months Ended May 31,
2003 and 2002

                                           Three Months Ended             Nine Months Ended
                                          May 31,        May 31,        May 31,        May 31,
                                           2003           2002           2003           2002
                                           ----           ----           ----           ----

 Licensing and royalties              $  377,302         468,511      1,537,087       1,594,410
 Customer support and maintenance        150,659         135,606        445,244         375,675
 Other                                    64,750          10,683         65,635          14,506
                                     ------------    ------------   ------------    ------------
     Total revenue                       592,711         614,800      2,047,966       1,984,591

 Cost of revenue                         194,925         130,428        459,080         427,542
 Selling, general and administrative
expense                                  439,942         492,393      1,419,587       1,532,268
 Research and development expense        178,667         144,905        466,991         596,966
 Loss in limited liability company       (55,873)              -       (104,530)              -
                                     ------------    ------------   ------------    ------------
     Operating loss                     (276,696)       (152,926)      (402,222)       (572,185)

Other income (expense), net               48,500           1,778        149,864          (7,819)
                                     ------------    ------------   ------------    ------------
     Loss before income taxes           (228,196)       (151,148)      (252,358)       (580,004)

Income tax expense                             -               -        484,500               -
                                     ------------    ------------   ------------    ------------
     Net loss                        $  (228,196)       (151,148)      (736,858)       (580,004)
                                     ============    ============   ============    ============

Basic loss per share                 $     (0.02)          (0.01)         (0.06)          (0.04)
                                     ============    ============   ============    ============
Weighted average common shares        13,112,659      13,109,659     13,112,659      13,101,649
                                     ============    ============   ============    ============
Diluted loss per share               $     (0.02)    $     (0.01)   $     (0.06)    $     (0.04)
                                     ============    ============   ============    ============
Weighted average basic and diluted
shares                                13,112,659      13,109,659     13,112,659      13,101,649
                                     ============    ============   ============    ============

See accompanying notes to condensed
  financial statements.





TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Nine Months Ended May 31, 2003 and 2002



                                                  May 31,         May 31,
                                                   2003            2002
                                                   ----            ----
Net cash flows provided by (used in)
  operating activities                         $   482,338     $  (181,349)
                                                -----------     -----------

Cash flows from investing activities:
  Purchases of property and equipment              (33,692)        (26,086)
  Capitalized software development costs          (181,670)       (347,771)
  Proceeds from sale of technology                 250,000               -
  Investment in limited liability company         (183,244)              -
  Distribution from limited liability company      200,000               -
                                                -----------     -----------
  Net cash provided by (used in) investing
  activities                                        51,394        (373,857)
                                                -----------     -----------
Cash flows from financing activities:
  Repayments of long-term debt                     (21,655)        (20,109)
  Sale of treasury stock, at cost                        -           4,913
                                                -----------     -----------
  Net cash used in financing activities            (21,655)        (15,196)

                                                -----------     -----------
Net increase (decrease) in cash                    512,077        (570,402)

Cash at beginning of period                        783,550         669,287
                                                -----------     -----------
Cash at end of period                          $ 1,295,627    $     98,885
                                                ===========     ===========

Noncash investing activity:
   Investment in limited liability company
through contribution of technology                  94,939               -

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

Income Taxes
------------

The income tax provision for the nine months ended May 31, 2003, included a deferred tax benefit of $94,656 and an increase in the valuation allowance for deferred tax assets of $579,156. The income tax benefit for the nine months ended May 31, 2003, differed from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax loss from operations primarily because of the increase in the valuation allowance for deferred tax assets.

The following table sets forth the tax effects of temporary difference that give rise to significant portions of the deferred tax assets and liabilities at May 31, 2003 and August 31, 2002:


                                              May 31,         August 31,
                                               2003             2002
Deferred tax assets:
  Tax operating loss carryforwards           872,442         1,036,142
  Other                                       44,239            55,277
                                            ---------        ----------
Total gross deferred tax assets              916,681         1,091,419
Less valuation allowance                     756,491           321,352
                                            ---------        ----------

     Net deferred tax assets                 160,190           770,067

Deferred tax liabilities:
  Property and equipment                     (11,388)          (14,014)
  Capitalized software costs                (148,802)         (271,553)
                                            ---------        ----------
     Net deferred taxes                            -           484,500

                                           ==========        ==========


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

During the first nine months of the current fiscal year we increased our valuation allowance for deferred tax assets and reduced our deferred tax asset, net of valuation allowance, from $770,067 at August 31, 2002 to $160,190 at May 31, 2003. In order to fully realize our net deferred tax asset prior to the expiration of our tax operating loss carryforwards, we will have to generate approximately $425,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At May 31, 2003, we had approximately $2.3 million of tax operating loss carryforwards, of which approximately 78% do not begin to expire until our fiscal year 2019.

We made the decision to reduce the carrying amount of our net deferred tax assets during the first nine months of the current fiscal year because our ability to time the closing of significant revenue opportunities has recently become more difficult. Prior to the events of September 11, 2001, we began to see improvement in our financial results with our operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, we experienced an immediate downturn in revenue, but made adjustments to our cost structure to help mitigate the delay in closing several revenue transactions which we believe resulted from the events of September 11, 2001, and the strugglingnational economy. Since that time and through the first quarter of the current fiscal year, we began to experience revenue totals at a level that we believed could be sustained and result in profitability for our company. During the second and third quarters of the current year we experienced another downturn in revenue and believe that the continuation of a struggling national economy coupled with recent international conflicts, including the war, is having an impact on the timing and amount of revenue that we can expect from our current customers and prospects in both the private and governmental sectors. Accordingly, we believe that a reduction in the carrying amount of our net deferred tax assets is necessary to properly account for the recent increased difficulties we have experienced in predicting the timing of future revenue.

Net Loss Per Share
------------------

Options to purchase approximately 587,000 and 628,000 shares of common stock at prices ranging from $.125 to $.40 per share were outstanding at May 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Additionally, approximately 54,000 options to purchase common stock at prices ranging from $.125 to $.1875 per share were excluded from the computations of diluted loss per share for the three and nine months ended May 31, 2002 because of their anti-dilutive effect. Approximately 587,000 and 682,000 options to purchase shares of common stock were outstanding at May 31, 2003 and 2002, respectively. All options expire during periods through the year 2008.

Legal Proceeding
----------------

We are a party to a lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. On October 23, 2002, we, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, we and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and us does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to our complaint, along with a set of counterclaims that assert infringement of thirteen of their patents.

We believe that the Virtual Scoring Center technology does not infringe the NCS Pearson patents and we designed that technology to carefully avoid infringement, but we cannot assure you that we will be successful in our claims or our defense against NCS Pearson's counterclaims.

If the court rules that the Virtual Scoring Center infringes the NCS Pearson patents and NCS Pearson prevails in their counterclaims, this could result in a monetary judgment against us. Because this action is at an early stage, we cannot estimate the extent of any potential damages if there is a judgment against us.

An injunction against us and VSC Technologies, LLC would be severely damaging to our business growth opportunities and our plans to exploit the Virtual
Scoring Center technology.   Measurement Incorporated has agreed to indemnify
us against our costs and any liability arising in connection with the action against NCS Pearson. But that indemnification responsibility has certain dollar limitations and other conditions. Consequently, we may have financial exposure if we do not prevail in this action and the conditions for indemnification are not met or our costs and liability exceed the indemnification coverage.

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

Following is selected financial information for each of our reportable segments for the three and nine months ended May 31, 2003 and 2002.

Component Product Technologies
------------------------------


                                       Three Months Ended                Nine Months Ended
                                     May 31,          May 31,          May 31,       May 31,
                                      2003             2002             2003          2002
                                      ----             ----             ----          ----
Revenue from external customers   $   514,831         595,324       1,895,967     1,934,586
                                  ------------    ------------    ------------   -----------
Operating (loss) income           $   (73,280)         55,829         312,000       254,274
                                  ------------    ------------    ------------   -----------


Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) plug-in, ScanFix(R), Prizm(R) color image processing, Prizm(R)Gray, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the three months ended May 31, 2003 was $514,831 compared to $595,324 for the same period last year, a decrease of $80,493, or 14%. For the nine months ended May 31, 2003 revenue for this segment was $1,895,967 compared to $1,934,586 for the same period last year, a decrease of $38,619, or 2%.

We believe that the struggling national economy and international events continued to negatively impact our revenue opportunities in both the private and governmental sectors during the third quarter of the current fiscal year. Since the events of September 11, 2001, we have consistently experienced longer sales cycles and smaller quantity license purchases from many of our commercial customers. Additionally, we have experienced delays from prospective customers affiliated with the United States government during the first nine months of the current fiscal year because funds for approved projects have not been released due to war related uncertainties. We also believe that internal delays in the release of certain new and enhanced products and slower adoption of color-based technology in the document imaging marketplace further impacted our ability to generate more revenue during the first nine months of the current fiscal year as we strive to replace revenue from our more mature viewing and black and white image processing products. Because of the factors described above, our ability to predict the timing and extent of revenue transactions has become increasingly difficult. If uncertainties surrounding the national economy and recent international events do not improve and/or we are unable to release new and enhanced products on a timelier basis, our revenue may continue to be lower which could have a material adverse effect on our business, operating results and financial position.

The operating loss for the segment was 14% of revenue for the three months ended May 31, 2003 compared to operating income of 9% for the same period last year. The decline in revenue for the third quarter coupled with an increase in research and development expense for new and enhanced product development were the primary factors that contributed to an operating loss position compared to the same three month period last year. For the nine-month periods ended May 31, 2003 and 2002, operating income for the segment was 16% and 13% of revenue, respectively. The effects of a workforce reduction implemented in November 2001, and a partial write-off of an uncollectible trade account receivable during the prior year first quarter were the primary factors that resulted in improved operating margins for the first nine months of the current fiscal year compared to the same period last year.

The profitability of this segment depends on our ability to secure significant sales of multiple licenses to individual customers. One customer accounted for 14% of our revenue for the current year third quarter and another customer accounted for 13% of revenue for the same period last year. For the nine months ended May 31, 2003, one customer accounted for 13% of our revenue, while no one customer accounted for greater than 10% of our revenue for the same nine-month period last year. We can provide no assurance that we will be able to continue to secure significant sales transactions with individual customers or that we will be able to increase the volume of customers and reduce our reliance on significant sales transactions. Our inability to generate more revenue by securing such transactions and/or increasing the volume of customers could have a material adverse effect on our business, operating results and financial position.

Assessment Scoring Technologies
-------------------------------


                                       Three Months Ended               Nine Months Ended
                                     May 31,         May 31,          May 31,        May 31,
                                      2003            2002             2003           2002
                                      ----            ----             ----           ----
Revenue                           $    68,000         10,683         116,439          20,506
                                  ------------   ------------    ------------     -----------
Operating loss                    $  (147,002)      (186,431)       (504,013)       (670,632)
                                  ------------   ------------    ------------     -----------


For the three and nine months ended May 31, 2002 this segment included the costs associated with the continued development and marketing of our Virtual Scoring Center(TM) and Digital Mark Recognition(TM) software products that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. On October 10, 2002, we entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. Accordingly, for the nine months ended May 31, 2003 the financial results for this segment predominantly reflect the operating activities associated with the continued development and marketing of the Digital Mark Recognition software product and our 50% equity interest in the newly formed entity, VSC Technologies, LLC.

Upon formation of the LLC, we entered into an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. The segment's operating expenses were reduced by approximately $91,000 and $292,000 for such costs during the three and nine-month periods ended May 31, 2003, respectively, of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC.

The decrease in operating loss for the three and nine month periods ended May 31, 2003 compared to the same period last year primarily resulted from the increase in revenue and the reduction in expenses associated with our development services agreement with the LLC described above. Revenue for this segment for the three-month period ended May 31, 2003, was primarily derived from the resale of a document image scanner to Measurement Incorporated. In addition to the sale of the scanner, the nine-month revenue from this segment included the sale of a license to our Digital Mark Recognition software product that is associated with the image scanner to Measurement Incorporated.
Included in the operating loss for the three and nine month periods ended May 31, 2003, is approximately $56,000 and $105,000, respectively, for our 50% share of the LLC net loss.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating loss to our total net loss for the three and nine months periods ending May 31, 2003 and 2002.


                                         Three Months Ended           Nine Months Ended
                                       May 31,        May 31,       May 31,         May 31,
                                        2003           2002          2003            2002
                                       ----            ----          ----            ----
Total company revenue              $  592,711        614,800       2,047,966       1,984,591
                                   -----------    -----------    ------------    ------------
Operating loss for
  reportable segments                (210,981)      (122,580)       (159,035)       (390,926)
Unallocated corporate expenses        (65,715)       (30,346)       (243,187)       (181,259)
Interest income                         5,715          5,867          16,170          12,893
Interest expense                       (3,970)        (4,501)        (12,184)        (13,732)
Gain on sale of technology             45,296              -         145,256               -
Other, net                              1,459            412             622          (6,980)
Deferred income tax expense                 -              -         484,500               -
                                   -----------   ------------    ------------    ------------
  Net loss                         $ (228,196)      (151,148)       (736,858)       (580,004)
                                   ===========   ============    ============    ============
Loss per share:
  Basic                            $    (0.02)         (0.01)          (0.06)          (0.04)
  Diluted                               (0.02)         (0.01)          (0.06)          (0.04)
                                   ===========   ============    ============    ============


Total revenue for the three months ended May 31, 2003 was $592,711 compared to $614,800 for the same quarter of fiscal year 2002, a decrease of $22,089 or 4%. Total revenue for the nine months ended May 31, 2003 was $2,047,966 compared to $1,984,591 for the same nine-month period of fiscal year 2002, an increase of $63,375 or 3%.

Our net loss for the three months ended May 31, 2003 was $228,196 or $0.02 net loss per share (basic and diluted), compared to a net loss of $151,148 or $0.01 net loss per share (basic and diluted) for the same quarter of fiscal 2002. The increased net loss for the current fiscal year third quarter primarily resulted from lower revenue, increased research and development expense, and higher unallocated corporate costs due to a change in the timing of our annual shareholder's meeting compared to the same quarter last year.

Our net loss for the nine months ended May 31, 2003 was $736,858 or $0.06 loss per share (basic and diluted), compared to a net loss of $580,004 or $0.04 net loss per share (basic and diluted) for the same period in fiscal 2002. The current fiscal year nine-month net loss included net deferred income tax expense of $484,500. See "Income Taxes" below for further discussion. Without the effect of the net deferred income tax expense, the pre-tax loss for the nine months ended May 31, 2003 was $252,358 compared to a pre-tax loss of $580,004. The decline in pre-tax loss over the same period last year is attributable to the effects of a workforce reduction and other cost control measures that were implemented in November 2001 and the approximate $145,000 gain on sale of the Virtual Scoring Technology to the newly formed LLC. See "Gain on Sale of Technology" below for additional discussion.

Gain on Sale of Technology
--------------------------

Upon formation of VSC Technologies, LLC during the current year first quarter we realized a gain of approximately $155,000 upon transfer of the Virtual Scoring Center technology to the LLC. During the three and nine month periods ended May 31, 2003, $45,296 and $145,256 of the gain was recognized as income in the Condensed Statement of Operations, respectively. The remaining portion of the gain was deferred and will be recognized in income periodically as the Company fulfills its ongoing commitment to fund its 50% share of future Virtual Scoring Center software development costs.

Income Taxes
------------

The income tax provision for the nine months ended May 31, 2003, included a deferred tax benefit of $94,656 and an increase in the valuation allowance for deferred tax assets of $579,156.

During the current fiscal year we increased our valuation allowance for deferred tax assets and reduced our net deferred tax asset from $770,067 at August 31, 2002 to $160,190 at May 31, 2003. In order to fully realize our deferred tax asset, net of the valuation allowance, prior to the expiration of our tax operating loss carryforwards, we will have to generate approximately $425,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At May 31, 2003, we had approximately $2.3 million of tax operating loss carryforwards, of which approximately 78% do not begin to expire until our fiscal year 2019.

We made the decision to reduce the carrying amount of our net deferred tax assets during the second quarter of the current fiscal year because our ability to time the closing of significant revenue opportunities has recently become more difficult. Prior to the events of September 11, 2001, we began to see improvement in our financial results with our operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, we experienced an immediate downturn in revenue, but made adjustments to our cost structure to help mitigate the delay in closing several revenue transactions which we believe resulted from the events of September 11, 2001, and the struggling national economy. Since that time and through the first quarter of the current fiscal year, we began to experience revenue totals at a level that we believe could be sustained and result in profitability for our company. During the second and third quarters of the current year we experienced another downturn in revenue and believe that the continuation of a struggling national economy coupled with recent international conflicts, including the war, is having an impact on the timing and amount of revenue that we can expect from our current customers and prospects in both the private and governmental sectors. Accordingly, we believe that a reduction in the carrying amount of our net deferred tax assets is necessary to properly account for the recent increased difficulties we have experienced in predicting the timing of future revenue.

FINANCIAL CONDITION

Working capital at May 31, 2003 was $752,255 with a current ratio of 2.0:1, compared to $805,049 with a current ratio of 2.0:1 at August 31, 2002.

Net cash provided by operations for the nine months ended May 31, 2003 was approximately $482,000 compared to net cash used in operations of approximately $181,000 for the same nine-month period last year. During the prior fiscal year we paid approximately $97,000 in employee severance and unpaid vacation during the prior year first quarter as well as approximately $93,000 in legal fees associated with arbitration proceedings. The remaining use of operating cash flow in the prior fiscal year nine-month period related to our operating loss position resulting from downturn in revenue during the prior year first quarter. The improved operating cash position for the current fiscal year nine-month period is in large part attributable to the collection of a trade account for the customer that represented approximately 13% of our component product technology revenue during the first nine months of the current fiscal year and an approximate $346,830 advance collection from that same customer for product enhancements that we delivered during the current year third quarter that is currently being tested by that customer and for which we expect final acceptance during the fourth quarter of the current fiscal year.

Net cash provided by investing activities for the nine months ended May 31, 2003 approximated $51,000 and included the $250,000 in cash that we received upon formation of VSC Technologies, LLC and a subsequent cash distribution from the LLC of $200,000. Pursuant to the agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The $450,000 received pursuant to LLC items was offset by approximately $182,000 in software development costs for investment in new and enhanced software products and our approximate $183,000 cash investment for our share of LLC software
development and other operating costs.   Net cash used in investing activities
for the nine months ended May 31, 2002 approximates $374,000 the majority of which represents our investment in new and enhanced software products.

Net cash flows used in financing activities during the nine month periods ended May 31, 2003 and 2002 primarily represent repayments of long-term debt and approximated $22,000 and $15,000, respectively.

We have a line of credit with a bank for which borrowing is secured by and based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $1 million, of which approximately $87,000 was available to us at May 31, 2003, based on eligible trade accounts receivable of $108,408. There was no balance outstanding against our line of credit at May 31, 2003.

The advanced payments by our customer for product enhancements, discussed in the operating cash flow section above, along with the receipt of $450,000 in funds related to the formation of VSC Technologies, LLC, has increased our cash position during the first nine months of the current year and has contributed to our ability to maintain a positive level of working capital even though we have
experienced operating losses over the past two years.   The ability for us to
maintain an adequate level of working capital is currently dependent upon our ability to become profitable through increased revenue, reduced expenses, or both. Although our management is currently exploring various options for improving the overall financial position of the Company, we can give no assurance that we will be successful in such endeavors or that we will be able to become profitable and thus maintain the necessary level of working capital to adequately fund the continued development and promotion of our products.


Future Strategic Considerations
-------------------------------

We have sustained losses in the last several fiscal years and losses have continued into this fiscal year. Our revenues have been flat over that period of time. Although we believe that our initiatives in Assessment Scoring Technologies offer opportunities for revenue growth, there can be no assurance that we will be successful in that market.

Additionally, the cost burden of being publicly-held is significant to a company our size and that cost burden is difficult to justify if our company's business is not growing rapidly.

Continued losses or lack of revenue growth may require that we consider strategic alternatives in order to maximize value to our shareholders.
Options available to us could be a "going private" transaction, sale of the Company and other possibilities. We have made no plans at this time to make any proposals to our shareholders to address this situation, but we may find it necessary in the future to do so.

Impact of Recently Issued Accounting Standards
----------------------------------------------

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

On June 11, 2003, the Financial Accounting Standards Board issued a Staff Position about Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As an element of our standard commercial terms, our software license agreements include indemnification clauses that indemnify our licensees against liability and damages (including legal defense costs) arising from claims of patent, copyright, trademark or trade secret infringement by our software. Such indemnification clauses constitute a guarantee subject to the scope of Interpretation No. 45.

As discussed in the "Legal Proceedings" section below, we are party to a patent infringement lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. Subject to certain dollar limitations and other conditions, we are indemnified for costs and any liability associated with such lawsuit. In addition to financial exposure that may result if the conditions for indemnification provided to us are not met, if the Virtual Scoring Center technology is found to be infringing, we may also incur financial exposure under indemnification clauses that we have provided to certain licensees of the Virtual Scoring Center technology. Because this action is in an early stage, we cannot estimate the extent of any potential damages if there is a judgment against us. At present, there are no other claims of infringement against any of our software products that would require us to fulfill guarantees associated with indemnification clauses in our standard commercial software license agreements.

PART II - Other Information

Item 1. Legal Proceedings

We are a party to a lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. On October 23, 2002, we, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, we and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and us does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to our complaint, along with a set of counterclaims that assert infringement of thirteen of their patents.

We believe that the Virtual Scoring Center technology does not infringe the NCS Pearson patents and we designed that technology to carefully avoid infringement, but we cannot assure you that we will be successful in our claims or our defense against NCS Pearson's counterclaims.

If the court rules that the Virtual Scoring Center infringes the NCS Pearson patents and NCS Pearson prevails in their counterclaims, this could result in a monetary judgment against us. Because this action is at an early stage, we cannot estimate the extent of any potential damages if there is a judgment against us.

An injunction against us and VSC Technologies, LLC would be severely damaging to our business growth opportunities and our plans to exploit the Virtual Scoring
Center technology.   Measurement Incorporated has agreed to indemnify us against our costs and any liability arising in connection with the action against NCS Pearson. But that indemnification responsibility has certain dollar limitations and other conditions. Consequently, we may have financial exposure if we do not prevail in this action and the conditions for indemnification are not met or our costs and liability exceed the indemnification coverage.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14

99.2 Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14

99.3 Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Registrant: TMS, Inc.


Date:  July 10, 2003             /s/ Deborah L. Klarfeld
       -------------             -----------------------
                                 Deborah L. Klarfeld, President
                                 Principal Executive Officer

Date:  July 10, 2003             /s/ Deborah D. Mosier
       -------------             ---------------------
                                 Deborah D. Mosier, Chief Financial Officer
                                 Principal Financial Officer