Form 10KSB
period 2003-08-31
TMS INC /OK/
filed 2003-11-12
CIK 835412

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT Under section 13 or 15(d) of The Securities Exchange Act of
1934
				For the fiscal year ended August 31, 2003

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

The Issuer's revenues for its most recent fiscal year were $3,117,411

As of October 31, 2003 the aggregate market value of voting stock held by nonaffiliates of such stock was $1,199,637 (based on the average bid and asked price of such common equity on such date).

As of October 31, 2003 there were 13,112,659 shares of Common Stock, $.05 par value, outstanding.

		       Documents Incorporated By Reference

Following is a list of documents incorporated by reference and the part of the Form 10-KSB into which the document is incorporated:

	The Company's Proxy Statement in connection with its 2004 Annual Meeting of Shareholders is incorporated by reference in Part III, Items 9, 10, 11, 12 and 14.

	Transitional Small Business Disclosure Format:YES  NO[ X ]

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

Component Product Technologies
------------------------------
We sell software development toolkits and applications and receive license fees and/or royalties from the sales of these products.
	Software development toolkits include the core "building block" technologies necessary for a customer to develop new software applications or enhance existing applications. In particular, our toolkits provide the fundamental technologies necessary for creating document imaging and forms processing applications. Programming knowledge is required to implement the functionality in our software toolkits.
	Applications are stand-alone software programs that install directly on the user's system or on the server in a client/server environment. This software may function independently of any other software or may be closely associated with another software package. Typically a customer will not need to have programming knowledge to use our software applications.
	Some customers use our toolkit products to create custom applications to address critical business needs not otherwise available in pre-packaged software applications. Others use our enabling technologies to add functionality to packaged workflow applications. Our toolkit products may be used to capture, display, magnify and enhance digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs on many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet or extranets via secure or authenticated servers.
	Customers use our application products to enhance or optimize images through a stand-alone interface, and to display, annotate or extract text from digitized images and Portable Document Format (PDF) documents using optical character recognition technology through a browser-based interface. Our applications apply to many types of digitized images and documents such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs that may be accessed via many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet and/or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images and documents.

Image Viewing Toolkits
----------------------
ViewDirector(TM) imaging toolkit--ViewDirector(TM)products are software
--------------------------------
development tools that provide image display capabilities for black and white and color imaging applications. The ViewDirector tools are typically used to enable existing applications to display images or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C/C++ libraries or as an ActiveX control. We previously offered a feature limited version of the ViewDirector ActiveX control to facilitate viewing via a web server in the Microsoft Internet Explorer web browser environment under the Prizm brand name, but discontinued support for that product during fiscal year 2003. We license ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product internally to develop proprietary software. Users agree to pay us a royalty for each computer workstation or server on which they use the product.

Image Viewing Applications
--------------------------
Prizm(R) browser-based Viewer-- The Prizm(R) browser-based Viewer is an
-----------------------------
application that extends the capabilities of Microsoft Internet Explorer and Netscape browsers, delivering the ability to view, manipulate, annotate and print even the largest TIFF, JPEG and other compressed images as well as PDF files. The Prizm Viewer allows users to view, manipulate, annotate and print PDF files using the same interface they currently use for TIFF and other document image types. The Viewer offers batch printing, virtual multi-page documents, image annotation and optical character recognition for text extraction, hyperlinking and magnifying capabilities at each user's desktop. Cache encryption and support for secure servers allows the Prizm Viewer to support organizations with regulatory requirements to provide secure
transmission of document images.   We sell a unit of the product for each
individual user. Units are sold both to corporate users in high volumes and on a single copy basis through our web site. The product is supported on the Windows, Macintosh and UNIX platforms.

Image Enhancement Toolkits
--------------------------
ScanFix(R) bitonal image enhancement toolkit--ScanFix(R) software technology
--------------------------------------------
automatically enhances black and white scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. The ScanFix C/C++ libraries and ActiveX control are used in virtually all types of document imaging applications, especially where optical character recognition (OCR) processing is required to create smaller file sizes, and higher OCR read rates. We license the ScanFix toolkit to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations and service bureaus. Users agree to pay us a royalty for each computer workstation on which they use the product.

Image Enhancement Application
-----------------------------
ScanFix(R) bitonal image optimizer-- The ScanFix(R) bitonal image optimizer is
----------------------------------
a stand-alone application that offers service bureaus, corporate clients, small office/home office and individual users the functionality of the ScanFix toolkit for black and white images. We primarily sell the ScanFix bitonal image optimizer through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit
------------------------
FormFix(R) forms processing toolkit-- We market the FormFix(R) toolkit to
-----------------------------------
customers that have highly-skilled development staffs to develop custom applications for high volume data capture systems, as well as to independent software vendors who provide forms processing tailored to specific vertical markets such as the healthcare market. Customers can create custom forms processing applications for black and white scanned images with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can then be read by optical character recognition systems and converted for use in relational databases, billing systems and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims.
	FormFix technology was used in the 2000 Decennial Census, the largest data capture project in history, as well as the 2001 British Census. The product is available as a C library with an optional Visual Basic wrapper.
We license FormFix technology to value-added resellers, system integrators, software developers and government agencies, as well as companies that use the software internally. Users agree to pay us a royalty for each computer workstation on which they use the FormFix product.

Color Image Processing Toolkits
-------------------------------
Prizm(R) Image Processing toolkit-- The Prizm IP developer tools are available
---------------------------------
as either a C/C++ toolkit or a COM/ActiveX control and are employed by independent software vendors and service bureaus to deskew, crop, drop and extract colors from continuous tone (color and grayscale) document images. The Prizm color IP toolkit also includes a module specifically designed for bitonal, color and grayscale forms processing which extends the feature set available in our current FormFix product to include color and grayscale form identification, registration and removal, as well as a method of quickly adding new form templates improving accuracy and speed.
	The Prizm color IP toolkit allows users to take advantage of the additional information available in continuous tone images to streamline their workflow, reduce exception images and provide more accurate optical character recognition and intelligent character recognition, whether or not the end user requires a color image for archival purposes or plans to convert the color image used for processing to a black and white image for long-term storage.

Grayscale Image Processing Application
--------------------------------------
Prizm(R) Gray--  We launched the Prizm(R) Gray application in November 2002,
-------------
targeting service bureaus who convert microfilm and microfiche to digital images. The Prizm Gray application is an integrated system, built on the Prizm IP toolkit, that provides the ability to efficiently manipulate and process continuous tone (grayscale and color) images, with a feature set targeted at users converting microfiche and microfilm to image. The Prizm Gray application is designed to replace on-scanner enhancement processes that slow microfilm and microfiche scanners down, reducing throughput. We sell the Prizm Gray application through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and scanner distributors.

Component Product Technologies Markets
--------------------------------------
The primary markets for our component products are financial institutions, law firms, pharmaceutical companies, transportation, energy, engineering and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, defense agencies, and state and county governments. The increasing use of the World Wide Web, the Internet and secure and authenticated servers offers us the opportunity to market our products to customers looking to exploit the opportunity for distributed scanning and document handling. We market our products primarily through cultivating strategic partnerships with industry-leading original equipment manufacturers, distributors, value-added resellers and software developers, tradeshow marketing, field sales calls, telemarketing, direct mail, print and Internet advertising.
	Many of our products are listed in a General Services Administration contract schedule to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from us.
	We currently employ seven people in the marketing and sale of our component products, and we have marketing and sales offices in Stillwater and Tulsa, Oklahoma.

Component Product Competition
-----------------------------
The computer software field is highly competitive with many companies in the industry and is characterized by rapid changes in technology and frequent introductions of new platforms and features. We compete with a number of companies that have greater financial, technical and marketing resources. We believe the primary competitive factors with respect to our products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, there can be no assurance that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.
	We have competitors in each of the basic imaging tools and end-user applications markets to which we supply products. These companies, which include AccuSoft, Medical Informatics Engineering, Inc., Cartesian, Inc., Accordex, Pixel Translations, Snowbound Software, Swiftview Inc., Kofax Image Products, Lead Technologies, Spicer, Seaport Imaging, Black Ice and Visionshape, sell products aimed at our customer base in the black and white image enhancement and forms processing, Internet/intranet image viewing and toolkit markets. In addition, many companies are choosing to convert TIFF images to PDF file format, so Adobe's viewing products also provide competition to our web-based viewing software. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements will be among our competitors. We expect that additional companies will enter the color image enhancement toolkit and application markets with the increased sales of production level color scanners.

Assessment Scoring Products
---------------------------
During fiscal 2000, we created a new operating segment to develop technologies that will improve the overall process of scoring large-scale assessment tests for grades K-12 in the education marketplace, leveraging our core competencies in forms recognition, image processing, viewing and enhancement.

Web-based Scoring
-----------------
VSC(R) Virtual Scoring Center--The VSC system, which we now partly own
-----------------------------
through our 50% equity interest in VSC Technologies, LLC, (see "Note 10" to the Financial Statements) is an integrated system that provides the ability to efficiently score large-scale student assessments using imaging technology. Designed to replace traditional paper-based scoring processes, the VSC system consists of two primary modules: a workstation-based system for scanning documents and capturing student demographic information and selected response (i.e. multiple choice, true/false) test items, and a web-based system for scoring handwritten student responses (i.e. essay, short answer, proofs and diagrams for mathematics and science, etc.). Imaging technology is used throughout the system to efficiently process student assessment documents.

Digital Mark Recognition
------------------------
DMR(R) engine-- The Digital Mark Recognition(TM) ("DMR") engine is patent-
-------------
pending software designed to replace the need for traditional hardware-based optical mark recognition technology. High-end optical mark recognition is typically performed using specialized hardware that measures the light reflectivity of paper to determine if a pencil-lead mark is present in any of the pre-defined response locations. Optical mark recognition is generally employed in scoring "bubble tests." Using our core imaging technology and expertise, we have created software-based imaging technology that we believe rivals the output of the mechanical optical mark recognition scanners. This technology analyzes digital grayscale or color images in computer memory rather than optically measuring reflectivity directly from the paper. The analysis of the digital images produce substantially similar results compared to the mechanical reflectivity scanners, using commercially available grayscale or color scanners and forms printed from a variety of print sources. DMR technology offers a viable alternative to hardware based scoring systems that cannot take advantage of imaging technology.

Assessment Scoring Product Markets
----------------------------------
The Virtual Scoring Center product is offered to the education market through VSC Technologies, LLC, a company that we own jointly with Measurement Incorporated ("MI"). MI typically contracts with state departments of education, other educational agencies, and private businesses to develop and score educational tests. MI specializes in the development and hand scoring of essay exams and open-ended performance test items for students in kindergarten through college and at the professional level. VSC Technologies, LLC licenses the Virtual Scoring Center product to MI for its own internal use and MI remits royalties to the newly formed company based on that use. Additionally, through the LLC, we plan to jointly market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. This market appears poised for growth based on the passage of the "No Child Left Behind" Act of 2001 which requires America's schools to describe their success in terms of what each student accomplishes. Under the No Child Left Behind Act, accomplishments will predominantly be measured using standardized testing in almost every grade. This is expected to cause a significant increase in the volume of test items scored over the next several years and we believe may potentially create additional opportunities for scoring and scoring related technologies in this market.

Assessment Scoring Product Competition
--------------------------------------
The education assessment field is highly competitive and includes many scoring vendors with an already established presence in providing services, equipment and/or tools for scoring tests. Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, Riverside Publishing and Scan-Optics. Most of these vendors provide both test development and scoring services, and some provide the ability for educational entities to use their own teachers for scoring at regional centers throughout the United States. Some of these companies have also developed their own computerized assessment scoring systems to facilitate their scoring services.
	We believe that the Virtual Scoring Center and the DMR engine address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against our current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources. Further, we cannot assure that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

Backlog
-------
As of October 31, 2003, we had a backlog of component product and assessment scoring product and software maintenance revenue of approximately $320,724.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses
---------------------------------------------------------------------
The copyright laws permit us to copyright many aspects of our software. We have obtained copyright registrations for our software products and we expect to apply for additional registrations in the future as appropriate.
	We hold eight patents awarded by the United States Patent and Trademark office relating to our ScanFix product. These patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shading removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, we cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products. In addition, we have applied with the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine.
	We do not believe that any of our products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others, although we cannot assure you that claims of infringement of the intellectual property rights of others will not arise that could require us to procure licenses for the use of third-party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology accused of infringement, any of which could have a material adverse effect on our operations or financial condition. We also cannot assure you that third parties will not infringe on our intellectual property rights or that we will have the financial or other resources available to adequately enforce infringement of our intellectual property rights.
	We are party to a lawsuit involving the Virtual Scoring Center technology in which counterclaims have been filed against us, Measurement Incorporated and VSC Technologies, LLC, which assert infringement of thirteen patents held by NCS Pearson. We do not believe that the Virtual Scoring Center technology infringes the NCS Pearson patents and we designed that technology to carefully avoid infringement, but we cannot assure you that we will be successful in our defense against NCS Pearson's counterclaims. See "Legal Proceedings" for further information about this lawsuit.

We treat as proprietary any software we develop and protect our software through licensing and distribution agreements. In addition, we require written undertakings of confidentiality from all of our employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication of our software.
	We have registered trademarks on the ScanFix, FormFix, DMR and Prizm marks when used in association with the Company's products. We have also developed,through use, common law trademark rights in ViewDirector, RasterView, InnerView and MasterView.
	We grant our customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, Prizm and FormFix toolkit products for use on computers used by personnel or customers of licensees. We typically receive an initial license fee for the toolkit and annual support at an additional fee for such products. Licenses of our toolkits entitle licensees to develop custom applications using the toolkits, and then distribute the software to users inside their organization or to their end customers. We then receive a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years.

Research and Development
------------------------
We recognize the need to continually develop new and improved products. Current plans include:

* adding extended viewing, annotation and printing support in the Prizm browser-based Viewer;
* developing a suite of Web Services to provide image annotation, redaction, overlay, logging and licensing services when used in conjunction with the Prizm browser-based Viewer;
* incorporating all ScanFix and FormFix bitonal technology into our Prizm IP toolkit and adding confidence values to further automate image processing;
* developing enhancements to Prizm IP toolkit to provide more intelligence in the analysis and processing of continuous tone (color and grayscale) images;
* continuing development of the Virtual Scoring Center product through our investment in VSC Technologies, LLC, which will include developing additional enhancements to our DMR technology.

	In fiscal years 2003 and 2002, we spent approximately $601,000 and $742,000, respectively, in research and development costs. Additionally, we capitalized software development costs of $325,000 and $388,000, respectively, related to new products and existing product enhancements. In fiscal years 2003 and 2002,we secured financial commitments for funded development from a customer to add and enhance features to the Prizm web-based Viewer product and from Measurement Incorporated to further develop the Virtual Scoring Center technology. Approximately $192,000 and $298,000 of those funded development dollars were applied against research and development costs or capitalized software during fiscal years 2003 and 2002, respectively.

Employees
---------
At August 31, 2003, we had 26 full-time salaried employees and 4 part-time hourly employees for a total of 30 employees. Our business depends in large part on our ability to attract and retain qualified technical, marketing and management personnel, and we must compete with larger and more established companies for such persons.

Customers
---------
In fiscal 2003 and 2002, a single customer accounted for 15% and 13%, respectively, of our total revenue.

Sales to Foreign Customers
--------------------------
Approximately 19% of total revenues for fiscal 2003 and 2002, respectively, are attributable to sales to foreign customers.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters consist of approximately 14,700 square feet of office space located at 206 West Sixth Avenue in Stillwater, Oklahoma. We purchased the building in fiscal 1994. The building is mortgaged with outstanding principal at August 31, 2003, of $198,270. We have approximately 3,100 square feet of office space located at 5801 East 41st Street, Suite 600 in Tulsa,
Oklahoma with a monthly rental of approximately $3,800.
	On October 24, 2003, we entered into a contract for the sale of our corporate headquarters' building. The sale of the building is expected to close on or before December 22, 2003. We plan to remain in the building as a tenant after the sale. The contracted purchase price of the building is $460,000. The net proceeds from the sale, after closing costs, are expected to approximate $428,000 and will be used to pay off an approximate $188,000 mortgage. We also estimate that the recorded loss on the sale of the building will approximate $264,000, which includes $32,000 in estimated closing costs. The final sale is contingent upon customary 30-day inspection provisions related to the condition of the property and the execution of an agreement with the buyer for us to lease approximately 6000 square feet of space.

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

a) The Company held its annual meeting of shareholders on June 6, 2003.

b) The following matters were voted upon at the annual meeting:

	1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

         				Affirmative	    Votes Withheld
	Don Brown, Jr.			10,728,641		447,825
	Deborah L. Klarfeld		10,722,069		454,397
	Henry H. Scherich, Ph.D.	10,723,641		452,825

	2) The shareholders ratified the appointment of KPMG LLP as independent public accountants for fiscal year 2003.
	   Affirmative votes were 11,014,138; negative votes were 78,659; and abstentions were 83,669.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------
Our common stock is traded in the over-the-counter market, and Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) quotes prices on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of our Common Stock for fiscal years 2003 and 2002. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC.



			 Bid Prices
Fiscal 2003 		High    Low
-------------------------------------
First Quarter     $     0.16    0.14
Second Quarter          0.14    0.09
Third Quarter           0.11    0.08
Fourth Quarter          0.11    0.07



Fiscal 2002             High    Low
-------------------------------------
First Quarter     $     0.26    0.16
Second Quarter          0.26    0.18
Third Quarter           0.23    0.16
Fourth Quarter          0.18    0.12

Dividends
---------
We have not declared nor paid any cash dividends since our incorporation, nor do we anticipate that we will pay dividends in the foreseeable future. Any earnings we realize are expected to be reinvested in our business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, our earnings, our financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends.

Shareholders
------------
As of October 31, 2003, there were 692 shareholders of record according to the records of our transfer agent. As of that date, we had approximately 900 shareholders including beneficial owners holding shares in nominee.

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

Critical Accounting Policies and Estimates
------------------------------------------
Our discussion and analysis of financial condition and operations are based on our financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and included in this report on Form 10-KSB. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other method we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. We believe that certain accounting policies are of more significance in our financial statement preparation process than others, as discussed below.

Computer Software Costs-- Statement of Financial Accounting Standards No. 86,
-----------------------
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. We periodically receive funding from customers for the development of products. Such funding is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance.
	Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations.

Revenue-- Statement of Position (SOP) 97-2 "Software Revenue Recognition"
-------
requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer.

Income Taxes-- The Company accounts for income taxes using the asset and
------------
liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date.
	Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets become deductible. Company management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.


Component Product Technologies Segment

					2003         2002
--------------------------------------------------------------
Revenue from external customers    $ 2,925,928     3,226,275
--------------------------------------------------------------
Operating income                   $   781,053       626,394
--------------------------------------------------------------




Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) web-based Viewer, ScanFix(R), Prizm(R) Image Processing, Prizm(R) Gray, ViewDirector(TM) and FormFix(R) products. Revenue for this segment for the year ended August 31, 2003 was $2,925,928 compared to $3,226,275 last year, a decrease of $300,347, or 9%.
	In fiscal year 2003, one customer accounted for approximately $460,000, or 16%, of total revenue for this segment. Prior to the end of 2003, we fulfilled all of our development obligations to this customer, but continue to provide ongoing customer support and maintenance services under a contract that represented less than 2% of our revenue for fiscal year 2003. Our fiscal year 2002 revenue included $440,000 in license fees, which accounted for approximately 14% of the prior year total revenue, which resulted from a settlement that was reached in a multi-year dispute with Hummingbird USA, Inc. No other customers accounted for more than 10% of revenue for this segment in
fiscal years 2003 or 2002.   The profitability of this segment depends on our
ability to secure significant sales of multiple licenses or funded development arrangements to individual customers. We can provide no assurance that we will be able to continue to secure significant sales transactions with individual customers or that we will be able to increase the volume of customers and reduce our reliance on significant sales transactions. Our inability to generate more revenue by securing such transactions and/or increasing the volume of customers could have a material adverse effect on our business, operating results and financial position.

	Excluding the effect of the significant revenue transactions described above, the total fiscal year 2003 revenue for this segment declined by approximately $320,000, or 11%, which was mostly attributable to a decrease in revenue from our web-based viewing products as compared to fiscal year 2002.
In general, we believe that the struggling national economy and international events, including the war, continued to negatively impact our revenue opportunities in both the private and governmental sectors during the current fiscal year. Since the events of September 11, 2001, we have consistently experienced longer sales cycles and smaller quantity license purchases from many of our commercial customers. Additionally, we have experienced delays from prospective customers affiliated with the United States government during fiscal year 2003 because funds for approved projects were not released due to war related uncertainties.
	We also believe that internal delays in our release of certain new and enhanced products that are designed to replace revenue from our more mature viewing and black and white image processing products, slower adoption of color-based technology in the document imaging marketplace, increased competition from low or no cost web-based viewing technologies, and the turnover of four sales employees throughout the year impacted our ability to generate more revenue during fiscal year 2003. Because of the factors described above, our ability to predict the timing and extent of revenue transactions has become increasingly difficult. If uncertainties surrounding the national economy and recent international events do not improve, and/or we are unable to release new and enhanced products that meet current market needs on a timelier basis, and/or we cannot attract and retain qualified sales employees, our revenue may continue to be lower which could have a material adverse effect on our business, operating results and financial position.
	Operating income for the segment was 27% and 19% of revenue for the years ended August 31, 2003 and 2002, respectively. The effects of a workforce reduction implemented in November 2001 and a partial write-off of an uncollectible trade account receivable during fiscal year 2002 were two of the primary factors that resulted in improved operating margins for fiscal year 2003 compared to last year. Additionally, we recorded approximately $379,000 of litigation and arbitration expenses related to the Hummingbird dispute in fiscal year 2002, which is another factor that contributed to the improved fiscal year 2003 operating income as compared to the prior year.




Assessment Scoring Technologies Segment

				   2003          2002
--------------------------------------------------------
Revenue				$ 191,483      101,571
--------------------------------------------------------
Operating loss                  $(636,537)    (907,635)
--------------------------------------------------------




For fiscal year 2002, this segment included the costs associated with the continued development and marketing of our Virtual Scoring Center(TM) and Digital Mark Recognition(TM) software products that are designed to target and take advantage of the expected growth in the market for scoring K-12 tests. On October 10, 2002, we entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. Accordingly, for fiscal year 2003 the financial results for this segment predominantly reflect the operating activities associated with the continued development and marketing of the Digital Mark Recognition software product and our 50% equity interest in, VSC Technologies, LLC.

	Upon formation of the LLC, we entered into an agreement with the LLC whereby we provide software development services at a fixed rate per hour.  The segment's operating expenses were reduced by approximately $358,000 for such costs during fiscal year 2003, of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC.
	The decrease in operating loss for fiscal year 2003 compared to fiscal year
2002 primarily resulted from the increase in revenue and the reduction in expenses associated with our development services agreement with the LLC described above.  In 2003 and 2002, revenue for the Assessment Scoring
Technologies segment included approximately $180,000 and $80,000, respectively, from Measurement Incorporated for the resale of document image scanners along with licenses to the Company's DMR software.  The fiscal year 2003 operating loss also includes approximately $155,000, for our 50% share of the LLC net loss.
	We plan to jointly market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. During fiscal year
2003 the Virtual Scoring Center product, which includes our Digital Mark
Recognition technology for reading "fill-in-the-bubble" marks on image-based documents, was installed for internal use at Measurement Incorporated. Based on
Measurement Incorporated's use of the Virtual Scoring Center product during fiscal year 2003, we believe that additional investment in the design and development of the product will be required to make it more viable for commercial use. Accordingly, we are not yet actively marketing the product for license to third parties.
	Our agreement with the LLC includes a provision that allows us to receive cash distributions at the end of each calendar year for five years beginning
December 31, 2002. Eligibility for such distributions, which are subject to certain maximum amounts that graduate downward over the five-year period, are based on whether our financial return from the LLC is at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC.
During fiscal year 2003, we received a $200,000 cash distribution from the LLC pursuant to such arrangement, which was recorded as a reduction to our
"Investment in LLC" reported on our balance sheet for the year ended August 31,
2003.
	The funds received from the LLC pursuant to our software development service and cash distribution arrangements, described above, help mitigate the financial risk associated with the additional development and delay in marketing the Virtual Scoring Center product to third parties.  However, given the increased unpredictability of financial results from our Component Product
Technology business segment, we can provide no assurance that it will be feasible for us to continue to participate in the LLC at our current investment level.  Accordingly, we may be required to pursue other alternatives related to our investment, including selling all or a portion of our ownership interest.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net loss for fiscal years ending 2003 and 2002.




					       2003          2002
------------------------------------------------------------------------
Total company revenue			$    3,117,411     3,327,846
------------------------------------------------------------------------
Operating income (loss) for
reportable segments			$      144,516      (281,241)

Unallocated corporate expenses                (302,622)     (214,763)
Interest income                                 19,874       100,863
Interest expense                               (16,013)      (18,356)
Gain on sale of technology                     155,061             -
Other, net                                         622        (6,963)
Income tax (expense) benefit                  (484,500)        4,320
------------------------------------------------------------------------
Net loss                                $     (483,062)     (416,140)
------------------------------------------------------------------------
Loss per share:

   Basic                                $        (0.04)        (0.03)
   Diluted                                       (0.04)        (0.03)
------------------------------------------------------------------------




Total revenue for the year ended August 31, 2003 was $3,117,411 compared to $3,327,846 for fiscal year 2002, a decrease of $210,435 or 6%. The decline in revenue is primarily attributable to a downturn in business from our Component Product Technologies segment, as described above.
	Our net loss for year ended August 31, 2003 was $483,062, or $0.04 loss per share (basic and diluted), compared to net loss of $416,140, or $0.03 loss per share (basic and diluted) in fiscal year 2002. The fiscal year 2003 net loss included net deferred income tax expense of $484,500. See "Income Taxes" below for further discussion. Without the effect of the net deferred income tax expense, the fiscal year 2003 pre-tax income was $1,438 compared to a pre-tax loss of $420,460. The improvement in pre-tax operating results over the same period last year is attributable to the effects of a workforce reduction and other cost control measures that were implemented in November 2001 and the $155,061 gain on sale of the Virtual Scoring Technology to the newly formed LLC. The increase in "unallocated corporate expenses" is primarily attributable to increased legal, accounting, and corporate insurance fees. Interest income in fiscal year 2002 included approximately $85,000 related to the Hummingbird settlement described in the "Component Product Technologies" section above.

Income Taxes

The income tax provision for fiscal year 2003, included deferred tax expense of $17,702, an increase in the valuation allowance for deferred tax assets of $463,688 and expense for adjustment of prior year estimates of $3,110.
	During the current fiscal year we increased our valuation allowance for deferred tax assets and reduced our deferred tax asset, net of the valuation allowance, from $770,067 at August 31, 2002 to $229,754 at August 31, 2003. In order to fully realize our deferred tax asset, net of the valuation allowance, prior to the expiration of our tax operating loss carryforwards, we will have to generate approximately $608,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At August 31, 2003, we had approximately $2.4 million of tax operating loss carryforwards, of which approximately 74% do not begin to expire until our fiscal year 2019.
	We made the decision to reduce the carrying amount of our net deferred tax assets during the second quarter of the current fiscal year because our ability to time the closing of significant revenue opportunities has recently become more difficult. Prior to the events of September 11, 2001, we began to see improvement in our financial results with our operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, we experienced an immediate downturn in revenue, but made adjustments to our cost structure to help mitigate the delay in closing several revenue transactions which we believe resulted from the events of September 11, 2001, and the struggling national economy. Since that time and through the first quarter of the current fiscal year, we began to experience revenue totals at a level that we believe could be sustained and result in profitability for our company. During the second and third quarters of the current year we experienced another downturn in revenue and believe that the continuation of a struggling national economy coupled with recent international conflicts, including the war, is having an impact on the timing and amount of revenue that we can expect from our current customers and prospects in both the private and governmental sectors. Accordingly, we believe that a reduction in the carrying amount of our net deferred tax assets was necessary to properly account for the recent increased difficulties we have experienced in predicting the timing of future revenue.

Financial Condition

Working capital at August 31, 2003 was $949,250 with a current ratio of 2.5:1, compared to $805,049 with a current ratio of 2.0:1 at August 31, 2002.
	Despite reporting net losses for both fiscal years 2003 and 2002, we generated positive operating cash flows of $508,728 and $551,756 in those years, respectively. In fiscal year 2003, the positive operating cash position is primarily attributable to the collection of a prior year trade account for the customer that represented approximately 16% of our Component Product Technology revenue and receipt of additional funding for product development
from that same customer during the current year.   In fiscal year 2002, we
received approximately $585,000 upon settlement of a dispute with Hummingbird USA, Inc., which contributed to our positive operating cash position for that year.
	Net cash used in investing activities for the year ended August 31, 2003 was $133,703 and included the $250,000 in cash that we received upon formation of VSC Technologies, LLC and a subsequent cash distribution from the LLC of $200,000. Pursuant to the agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The $450,000 received pursuant to LLC items was offset by approximately $325,000 in software development costs for investment in new and enhanced software products and our approximate $222,000 cash investment for our share of
LLC software development and other operating costs.   Net cash used in
investing activities for fiscal year 2002 was $415,389 the majority of which represents our investment in new and enhanced software products. Net cash used in financing activities primarily represents repayment of long-term debt and was $29,105 and $22,104 in fiscal years 2003 and 2002, respectively.
 	We have a line of credit with a bank for which borrowing is secured by and based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $1 million, of which approximately $178,000 was available to us at August 31, 2003. There was no balance outstanding against our line of credit at August 31, 2003.
	The funded development arrangements from our customer that
contributed 16% to our component product revenue, receipt of $450,000 in funds related to the formation of VSC Technologies, LLC, and the $585,000 received upon settlement of the dispute with Hummingbird USA, Inc. has increased our cash position during fiscal year 2003 and has contributed to our ability to maintain a positive level of working capital even though we
have experienced operating losses over the past two years.   The ability for
us to maintain an adequate level of working capital is currently dependent upon our ability to become profitable through increased revenue, reduced expenses, or both. Although our management is currently exploring various options for improving the overall financial position of the Company, we can give no assurance that we will be successful in such endeavors or that we will be able to become profitable and thus maintain the necessary level of working capital to adequately fund the continued development and promotion of our products.

	On October 24, 2003, we entered into a contract for the sale of our corporate headquarters' building located in Stillwater, Oklahoma. The sale of the building is expected to close on or before December 22, 2003. We plan to remain in the building as a tenant after the sale. The contracted purchase price of the building is $460,000. The net proceeds from the sale, after closing costs, are expected to approximate $428,000 and will be used to pay off an approximate $188,000 mortgage. We also estimate that the recorded loss on the sale of the building will approximate $264,000, which includes $32,000 in estimated closing costs. The final sale is contingent upon customary 30-day inspection provisions related to the condition of the property and the execution of an agreement with the buyer for us to lease approximately 6000 square feet of space.

Future Strategic Considerations

We have sustained losses in the last several fiscal years and our revenues have been flat or declining over that period of time. Although we believe that our initiatives in Assessment Scoring Technologies offer opportunities for revenue growth, there can be no assurance that we will be successful in that market.
 	Additionally, the cost burden of being publicly-held is significant to a company our size and that cost burden is difficult to justify if our company's business is not growing rapidly.
 	Continued losses or lack of revenue growth may require that we consider strategic alternatives in order to maximize value to our shareholders.
Options available to us could be a "going private" transaction, sale of the Company and other possibilities. We have made no plans at this time to make any proposals to our shareholders to address this situation, but we may find it necessary in the future to do so.

Factors Affecting Business

-------------------------------------------------------------------------------
The computer software industry is subject to rapid change that could result in significant additional costs or our products and services becoming obsolete.
-------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------
Our markets are highly competitive, and if we do not compete effectively, we could suffer price reductions and loss of market share.
-----------------------------------------------------------------------------

The computer software and education assessment fields are highly competitive with many competing companies in those industries. The computer software field is characterized by rapid changes in technology and frequent introductions of new platforms and features. Competitors in this market include AccuSoft, Pixel Translations, Snowbound Software, Kofax Image Products, Lead Technologies, Seaport Imaging, Visionshape and Adobe. As we move forward with color image processing and enhancement software, Dunord Technologies, J&K Imaging LP, Kofile Inc., Tower Technologies and Picture Elements can also be considered competitors. Certain of our competitors for our component products have greater financial, technical and marketing resources than we do. We believe that the primary competitive factors with respect to our component products are the features of our products, the technical capabilities of our personnel, quality of services and price. We believe that we can compete favorably with respect to all of these factors and are focusing on markets where we believe we can achieve a leadership position; however, we cannot assure you that we will be able to continue to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results, cash flows and financial condition.
	The education assessment market includes many vendors with an already established presence in providing services for the scoring of open-ended assessments and "bubble tests." Those vendors include entities such as Harcourt Educational Measurement, Educational Testing Services, NCS Pearson, CTB-McGraw Hill, Measured Progress, Riverside Publishing and Scan-Optics. We believe that the Virtual Scoring Center and the Digital Mark Recognition software products address critical needs in the educational assessment marketplace, but there can be no assurance that we will be able to compete successfully against current and future competitors, many of which have larger technical staffs, greater brand name recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than us. There can also be no assurances that the competitive pressures we face will not have a material adverse effect on our business, operating results, cash flows and financial condition.

-----------------------------------------------------------------------------
If we are unable to protect our intellectual property we may lose a valuable asset, experience reduced market share or incur costly litigation to protect our rights.
-----------------------------------------------------------------------------

We rely on a combination of patent rights, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. We do not believe that any of our products or soon to be released products present questions of patent infringement or violations of any other intellectual property rights belonging to others.
	We are party to a lawsuit involving the Virtual Scoring Center technology in which counterclaims have been filed against us, Measurement Incorporated and VSC Technologies, LLC, which assert infringement of thirteen patents held by NCS Pearson. We do not believe that the Virtual Scoring Center technology infringes the NCS Pearson patents and we designed that technology to carefully avoid infringement, but we cannot assure you that we will be successful in our defense against NCS Pearson's counterclaims. See "Legal Proceedings" for further information about this lawsuit.
	We cannot assure you that other claims of infringement of the intellectual property rights of others will not arise that could require us to procure license for the use of third-party technology, to make additional investments to modify or replace technologies to remove the basis for an allegation of infringement, or to discontinue use of technology allegedly the subject of infringement, any of which could have a material adverse effect on our operations or financial condition.
	We also cannot assure you that others will not infringe on our intellectual property rights or that we will have financial or other resources available to adequately enforce infringement of our intellectual property rights.
	As the number of products in our target markets increases and the functionality of these products further overlap, developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to our current or future products or that any such assertion will not require us to enter into royalty arrangements or litigation that could be costly to us.

-----------------------------------------------------------------------------
Defects in our products could result in claims against us that could cause unanticipated losses.
-----------------------------------------------------------------------------

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

------------------------------------------------------------------------------
Our operating results and financial condition could suffer if we are unable to continue to secure significant sales of multiple licenses to individual customers.
------------------------------------------------------------------------------

We have historically relied upon large sales transactions with individual customers to achieve positive operating results. In fiscal years 2003 and 2002, individual customers accounted for 15% and 13%, respectively, of our total revenue. There can be no assurance that we will continue to obtain such large sales transactions on a consistent basis and, as such, our inability to obtain sufficient large sales could have a material adverse effect on our business, operating results and financial position.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 sets forth guidance to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
	We have a 50% equity interest in VSC Technologies, LLC.  The LLC
qualifies as a variable interest entity.   An equity investor is required
to consolidate a variable interest entity if it is deemed the "primary beneficiary". The primary beneficiary is defined as the investor that is expected to either absorb the majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. We are in the process of evaluating whether we qualify as the primary beneficiary of the LLC. If we are required to consolidate the LLC in accordance with this Interpretation, the financial effects will be implemented in our second quarter of fiscal 2004.
We have also evaluated our exposure to economic loss as a result of our involvement with the LLC, and estimate that from the inception of the LLC in October 2002 through December 31, 2005, that our maximum exposure to economic loss approximates $250,000.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instuments with Characteristics of Both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristices of both liability and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Financial instuments that do not meet the criteria of Statement 150 are to be accounted for according to previos requirements. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, we have no financial instruments that are within the scope of Statement 150.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item are set forth beginning on page F1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Information required in response to Items 9-12 and Item 14 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the fiscal year end covered hereby, and shall be incorporated herein by reference when filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk ("*"):

EXHIBIT     NAME OF EXHIBIT

	Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit No. 3.1 to the
3.1	Registrant's Form 10-KSB for the fiscal year ended August 31, 1995.

	Bylaws of the Registrant, as amended on September 24, 1999, incorporated by
	reference to Exhibit No. 3.2 to the Registrant's Form 10-KSB for the fiscal
3.2	year ended August 31, 2000.

	Employee Stock Option Plan, incorporated herein by reference to Exhibit No.
	10.1 to the Registrant's Form 10 Registration Statement, filed with the
10.1*   Commission on January 15, 1990 (the "Form 10").

	Employee Incentive Stock Option Plan, incorporated herein by reference to
10.2*   Exhibit No. 10.3 to the Registrant's Form 10.

        TMS, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit No. 4.2 to the Registrant's Form S-8 as filed with the
10.3*   Commission on July 23, 2001.

	Corporate Software License Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.1 to the
10.4    Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

	Development Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's
10.5    Form 10-QSB for the quarterly period ended May 31, 2000.

	Purchase Contract number W 311266 between the Registrant and the Boeing
10.6    Company.

	Real Estate Purchase Contract, incorporated herein by reference to Exhibit
10.7    No. 10.1 on Form 8-K filed October 31, 2003.

14.1    TMS, Inc. Code of Ethics and Business Conduct

23.1	Consent of KPMG LLP

	Certification of Principal Executive and Financial Officer Pursuant to SEC
99.1    Rule 13a-14

	Certification of Principal Executive and Financial Officer Pursuant to 18
99.2    U.S.C. Section 1350

(b) Reports on Form 8-K.   We filed no Form 8-K Current Reports during the last
quarter of fiscal year 2003.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	REGISTRANT: TMS, INC.


Date:11/10/03 BY: /s/   Deborah D. Mosier
		        ---------------------------------------
			Deborah D. Mosier, President and Chief Financial Officer
			Principal Executive and Financial Officer

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:11/10/03  BY: /s/	 Don Brown Jr.
			 ---------------------------------------
			 Don Brown Jr., Director

Date:11/10/03  BY: /s/	 Henry H. Scherich, Ph.D.
			 ---------------------------------------
			 Henry H. Scherich, Ph.D., Director

Date:11/10/03  BY: /s/	 Deborah D. Mosier
			 ---------------------------------------
			 Deborah D. Mosier, President and Chief Financial Officer
			 Principal Executive and Financial Officer

Index to Financial Statements and
Financial Statement Schedule			page
----------------------------------------------------------------------
Independent Auditors' Report				F1
Financial Statements
Balance Sheets: August 31, 2003
    and 2002						F2 and F3
Statements of Operations: Years Ended
    August 31, 2003 and 2002				F4
Statements of Shareholders' Equity:
   Years Ended August 31, 2003 and 2002		        F5
Statements of Cash Flows: Years Ended
   August 31, 2003 and 2002				F6
Notes to Financial Statements:
   August 31, 2003 and 2002				F7 through F19
Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts:
   Years Ended August 31, 2003 and 2002		        F20

All other schedules are omitted as they are inapplicable or not required, or the required information is included in the Financial Statements or Notes to Financial Statements.



Independent
Auditors' Report

The Board of Directors and Shareholders
TMS, Inc.:

We have audited the financial statements of TMS, Inc. (dba TMSSequoia) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.
	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
November 10, 2003

        F1




Balance Sheets
August 31, 2003 and 2002

TMS, Inc. (dba TMSSequoia)			    2003	   2002
--------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents			$1,129,470        783,550
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $10,879 in 2003 and $16,204 in 2002     	   387,802        594,499
 Due from related parties         		    29,779         33,743
 Prepaid expenses and other current assets          33,295         40,934
 Deferred income taxes          		     8,431        165,623
--------------------------------------------------------------------------
 Total current assets                            1,588,777      1,618,349
--------------------------------------------------------------------------
Property and equipment
 Land                                              111,000        111,000
 Building                                          744,372        744,372
 Computer equipment                              1,252,472      1,274,586
 Furniture and fixtures                            341,723        362,567
--------------------------------------------------------------------------
                                                 2,449,567      2,492,525
 Less accumulated depreciation and amortization (1,639,414)    (1,638,067)
--------------------------------------------------------------------------
 Net property and equipment                        810,153        854,458
--------------------------------------------------------------------------
Other assets:

 Capitalized software development costs, net of
 accumulated amortization of $932,524 in 2003
 and $648,099 in 2002                              469,319        715,365
 Deferred income taxes                                   -        318,877
 Other assets                                       42,863         45,394
--------------------------------------------------------------------------
 Total other assets                                512,182      1,079,636
--------------------------------------------------------------------------
Total assets                                  $  2,911,112      3,552,443
--------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



        F2


 							   2003		2002
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
 Current installments of long-term debt		       $  31,320         29,106
 Accounts payable                                        109,204        128,502
 Accrued payroll expenses                                197,423        223,788
 Deferred revenue                                        301,580        431,904
--------------------------------------------------------------------------------
 Total current liabilities                               639,527        813,300
Long-term debt, net of current installments              166,950        198,269
Investment in limited liability company                   38,392              -
Deferred income taxes                                      8,431              -
--------------------------------------------------------------------------------
 Total liabilities                                       853,300      1,011,569
--------------------------------------------------------------------------------
Shareholders' equity:

Preferred stock, $.01 par value.
 Authorized 1,000,000 shares; none issued                      -              -
Common stock, $.05 par value.  Authorized -
 50,000,000 shares; issued and outstanding -
 13,112,659 shares                                       655,633        655,633
Additional paid-in capital                            11,348,883     11,348,883
Accumulated deficit                                   (9,946,704)    (9,463,642)
---------------------------------------------------------------------------------
 Total shareholders' equity                            2,057,812      2,540,874
---------------------------------------------------------------------------------
Commitments and Contingencies (Note 8)
---------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $  2,911,112      3,552,443
---------------------------------------------------------------------------------


       F3






Statements of Operations
Years Ended August 31, 2003 and 2002

TMS, Inc. (dba TMSSequoia)			      2003	    2002
------------------------------------------------------------------------------

Licensing and royalties				 $ 2,383,153     2,724,221
Customer support and maintenance       		     599,548       508,054
Other                                                134,710        95,571
------------------------------------------------------------------------------
       Total revenue                               3,117,411     3,327,846
Cost of revenue                                      630,186       651,506
Selling, general and administrative expense        1,888,826     2,430,742
Research and development expense                     601,246       741,602
Equity in loss of limited liability company         (155,259)            -
------------------------------------------------------------------------------
        Operating loss                              (158,106)     (496,004)
  Other income (expense):
     Interest income                                  19,874       100,863
     Interest expense                                (16,013)      (18,356)
     Gain on sale of technology                      155,061             -
     Other, net                                          622        (6,963)
-------------------------------------------------------------------------------
         Income (loss) before income taxes             1,438      (420,460)
  Income tax expense (benefit)                       484,500        (4,320)
-------------------------------------------------------------------------------
         Net loss                                $  (483,062)     (416,140)
-------------------------------------------------------------------------------
Net loss per share:
     Basic                                       $     (0.04)        (0.03)
     Diluted                                           (0.04)        (0.03)
-------------------------------------------------------------------------------
Weighted average shares:
     Basic                                        13,112,659    13,104,320
     Diluted                                      13,112,659    13,104,320
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


        F4


Statements of Shareholders' Equity
Years Ended August 31, 2003 and 2002

						Common Stock

								       Additional   Treasury  Total Shareholders'
TMS, Inc. (dba TMSSequoia)	  Shares     Amount  Paid-in Capital  Accum.Deficit   Stock           Equity
-----------------------------------------------------------------------------------------------------------------
Balance at August 31, 2001      13,102,659 $ 655,133     11,347,872   (9,040,887)   (11,528)       2,950,590

Issuance of common stock to
  employees                         10,000       500          1,011            -          -            1,511

Sales of common stock held in
  treasury                               -         -              -       (6,615)    11,528            4,913

Net loss                                 -         -              -     (416,140)         -         (416,140)
-----------------------------------------------------------------------------------------------------------------
Balance at August 31, 2002      13,112,659   655,633     11,348,883   (9,463,642)         -     $  2,540,874
Net loss                                 -         -              -     (483,062)         -         (483,062)
-----------------------------------------------------------------------------------------------------------------
Balance at August 31, 2003      13,112,659 $ 655,633     11,348,883   (9,946,704)         -     $  2,057,812
-----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


        F5




Statements of Cash Flows
Years Ended August 31, 2003 and 2002
TMS, Inc. (dba TMSSequoia)					     2003	    2002
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss 						     $     (483,062)     (416,140)
 Adjustments to reconcile net loss to net cash provided
 by operating activities:
     Depreciation and amortization                                  436,980       515,477
     Deferred income tax expense                                    484,500             -
     Loss on disposal of equipment                                    1,274         4,528
     Employee stock-based compensation                                    -         1,511
     Gain on sale of technology                                    (155,061)            -
     Loss in limited liability company                              155,259             -
     Loss on write-off of software development                       26,525             -
     Provision for returns and doubtful accounts                     (5,326)       87,500
     Net change in:
        Trade accounts receivable                                   212,023       325,840
        Due from related parties                                      3,964       (33,743)
        Prepaid expenses and other assets                             7,639        59,277
        Accounts payable                                            (19,298)     (102,809)
        Accrued payroll expenses                                    (26,365)      (40,594)
        Deferred revenue                                           (130,324)      150,909
--------------------------------------------------------------------------------------------
 Net cash provided by operating activities                          508,728       551,756
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of property and equipment                                (38,068)      (27,116)
 Proceeds for the sale of technology                                250,000             -
 Capitalized software development costs                            (325,248)     (387,811)
 Investment in limited liability company                           (221,928)            -
 Distribution from limited liability company                        200,000             -
 Other, net                                                           1,541          (462)
--------------------------------------------------------------------------------------------
 Net cash used in investing activities                             (133,703)     (415,389)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of long-term debt                                        (29,105)      (27,017)
 Proceeds from short-term note payable                                    -        96,000
 Repayment of short-term note payable                                     -       (96,000)
 Sale of treasury stock                                                   -         4,913
--------------------------------------------------------------------------------------------
 Net cash used in financing activities                              (29,105)      (22,104)
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           345,920       114,263
Cash and cash equivalents at beginning of year                      783,550       669,287
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $    1,129,470       783,550
--------------------------------------------------------------------------------------------
Noncash investing activity:
 Investment in limited liability company through
 contribution of technology                                  $       94,939             -
--------------------------------------------------------------------------------------------
 Cash paid for interest                                      $       16,013        18,356
--------------------------------------------------------------------------------------------
 Cash paid for income taxes                                  $            -             -
--------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


        F6


Notes to Financial Statements August 31, 2003 and 2002

Note 1: Summary of Significant Accounting Policies


Organization

The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing and forms processing. The Company is also developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. In October 2002, the Company and Measurement Incorporated, a leading provider of educational scoring services, formed VSC Technologies, LLC to continue to develop and market certain scoring-related technologies (See "Note 10").

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


Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid money market accounts and certificates of deposit with an original maturity of six months or less and overnight investments carried at cost plus accrued interest, which approximates fair value.

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $325,248 and $387,811 of software development costs, which primarily includes personnel costs, in 2003 and 2002, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. The Company applied approximately $169,000 and $121,000 of customer funding against capitalized software costs in fiscal year 2003 and 2002, respectively. Prior to the formation of VSC Technologies, LLC, in fiscal 2003, the Company also received approximately $23,000 in funding from Measurement Incorporated of which $21,000 was applied against capitalized software and $2,000 was credited against research and development expense. In fiscal 2002, the Company received approximately $177,000 in funding from Measurement Incorporated of which $152,000 was applied against capitalized software and $25,000 was credited against research and development expense.
	Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company amortized $354,892 and $381,829 of software development costs in 2003 and 2002, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. During fiscal 2003, the Company charged $26,525 to research and development expense to write down unamortized software development costs. No such costs were charged to operations in Fiscal 2002.

        F7

Property and Equipment

Property and equipment are stated at cost. Depreciation on the building is calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture is calculated using the straight-line method over periods ranging from three to ten years, but not less than the estimated useful life of the property. Depreciation expense was $79,556 and $131,116 for 2003 and 2002, respectively.
	The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Patent Costs

Included in other assets at August 31, 2003 and 2002, is the following associated with obtaining patent rights for certain software products:



				     August 31,	       August 31,
				        2003		 2002
------------------------------------------------------------------
Software patents - approved        $   43,154           43,154
Less accumulated amortization         (17,726)         (15,196)
------------------------------------------------------------------
          			       25,428           27,958
Software patent - pending              15,449           15,449
------------------------------------------------------------------
   Total patent costs, net         $   40,877           43,407
------------------------------------------------------------------




Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents. Amortization expense was $2,531 in both
fiscal 2003 and 2002.   In fiscal 2002, the Company incurred and capitalized
$497 related to the acquisition of new patents. Such costs will be amortized over the lives of the patents, once the patents have been approved. No costs were incurred and capitalized in fiscal 2003.

Revenue

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2003 and 2002, deferred technical support and product maintenance revenue was $301,580 and $315,094, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. In fiscal 2003, there was no deferred revenue attributable to software products and/or enhancements expected to be delivered or accepted in the future. At August 31, 2002 there was $116,810 in product revenue attributable to software products for which the Company was waiting on customer acceptance.
	Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2003 and 2002, the Company recognized revenue of approximately $437,000 and $38,000, respectively, that represented the excess of customer funding over the cost of the product development.

        F8

Net Loss Per Share

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," (SFAS No. 148) which amends
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The company adopted the disclosure provisions of SFAS No. 148 on August 31, 2003 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards is expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense is recognized at the grant date for awards fully vested. For awards with a vesting period, the expense is deferred and recognized over the vesting period. The amount of expense recognized in 2002 related to employee stock-based awards was $1,511. No amount of expense was recognized in 2003. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan in fiscal years 2003 and 2002 been based on the fair value method prescribed by SFAS No. 123, there would have been no effect on net loss for fiscal 2003. For fiscal 2002, net loss would have increased by $4,364 in 2002 with no effect on loss per share. Compensation cost is not required to be recorded for the employee stock purchase plan (see Note 4), as it is non-compensatory under the provisions of APB No. 25.

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

        F9

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

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 financial statement presentation.

Note 2: Note Payable and Long-Term Debt

At August 31, 2003 the Company had an operating line of credit with a bank for which borrowing is secured by and based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $1,000,000, of which approximately $178,000 was available at August 31, 2003. Borrowings under the line of credit bear interest at 1% above prime (4.00% at August 31, 2003). No balance was outstanding against the line of credit at August 31, 2003. The line of credit expires on December 10, 2003.
	The Company had $198,270 and $227,375 outstanding under a long-term note payable to a bank, at August 31, 2003 and 2002, respectively. The note bore interest at 7.38% at August 31, 2003 and 2002, respectively, and is due January 1, 2009. The aggregate maturities of long-term debt for each of the five years subsequent to August 31, 2003, and thereafter, are as follows: 2004, $31,320; 2005, $33,783; 2006, $36,397; 2007, $39,214; 2008, $42,240; thereafter,
$15,316. The long-term note is secured by all accounts receivable, equipment, furniture and fixtures, and real property of the Company.

Note 3: Income Taxes

The income tax provision for fiscal 2003 included the following components: deferred tax expense $17,702; increase in the valuation allowance for deferred tax assets, $463,688; and expense for adjustment of prior year estimates, $3,110. The components of the 2002 income tax provision include: deferred tax benefit, $156,644; increase in the valuation allowance for deferred tax assets, $161,265; benefit for correction of prior year estimates, $4,620; and a benefit for prior year U. S. Federal tax refunds of $4,320. Income tax expense for 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following information presented in Table 3a:

        F10




     Table 3a
     --------
                                                            2003      2002
     ------------------------------------------------------------------------
     Computed "expected" tax expense
      (benefit)                                       $      489    (142,956)
     Change in the deferred tax assets
      valuation allowance                                463,688     161,265
     Loss in limited liability
      company                                             12,916           -
     State income tax, net of Federal income
      tax expense (benefit)                                   58     (16,818)
     Other                                                 7,349      (5,811)
     -------------------------------------------------------------------------
     Actual income tax expense (benefit)              $  484,500      (4,320)
     -------------------------------------------------------------------------




The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2003 and 2002 are presented in Table 3b.




Table 3b
--------
                                               2003             2002
------------------------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards         $   911,691      1,036,142
  Other                                         34,731         55,277
------------------------------------------------------------------------
Total gross deferred tax assets                946,422      1,091,419
Less valuation allowance                       716,668        321,352
------------------------------------------------------------------------
Net deferred tax assets                        229,754        770,067
Deferred tax liabilities:
  Property and equipment                       (15,628)       (14,014)
  Loss in limited liability company            (35,973)             -
  Capitalized software costs                  (178,153)      (271,553)
------------------------------------------------------------------------
Net deferred tax                           $         -        484,500
------------------------------------------------------------------------




	Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets become deductible. Company management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.
	During fiscal 2003, the Company increased its valuation allowance for deferred tax assets and reduced the deferred tax asset, net of valuation allowance, from $770,067 at August 31, 2002 to $229,754 at August 31, 2003. In order to fully realize the net deferred tax asset prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $608,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. The Company utilized approximately $119,000 of tax operating loss carryforwards to offset fiscal 2003 taxable income, and had approximately $200,000 and $294,000 in tax operating loss carryforwards expire during fiscal years 2003 and 2002, respectively. Taxable income at August 31, 2003 approximated $119,000 compared to a pre-tax financial loss of approximately $19,000. Taxable loss for the year ended August 31, 2002 approximated $406,000 compared to a pre-tax financial loss of $420,000. In fiscal 2003 and 2002, the differences in taxable income or loss and pre-tax financial loss are primarily resulted from timing differences associated with the deductibility of capitalized software. At August 31, 2003, the Company had approximately $2.4 million of tax operating loss carryforwards, of which approximately 74% do not begin to expire until our fiscal year 2019.

        F11

	Company management made the decision to reduce the carrying amount of our net deferred tax assets during fiscal 2003 because the ability to time the closing of significant revenue opportunities had become more difficult. Prior to the events of September 11, 2001, the Company began to see improved financial results with operating losses becoming significantly reduced over the prior two years. Subsequent to the events of September 11, 2001, the Company experienced an immediate downturn in revenue, but made adjustments to its cost structure to help mitigate the delay in closing several revenue transactions which management believes resulted from the events of September 11, 2001, and the struggling national economy. Since that time and through the first quarter of fiscal 2003, the Company began to experience revenue totals at a level that Company management believed could be sustained and result in profitability for the Company. During the second and third quarters of fiscal 2003, the Company experienced another downturn in revenue and management believed that the continuation of a struggling national economy coupled with international conflicts, including the war, had an impact on the timing and amount of revenue that the Company could expect from current customers and prospects in both the private and governmental sectors. Although the Company realized an improvement in revenue and reduced its fiscal 2003 operating losses during the current fourth quarter, Company management believes that a reduction in the carrying amount of the net deferred tax assets is necessary to properly account for the unpredictability of the Company's financial results caused by the increased difficulties Company management has experienced in predicting the timing of future revenue.


Note 4: Stock-Based Compensation

Stock Options

In 1985, the Company's board of directors approved an employee incentive stock option plan ("1985 Plan"). Options to purchase 1,000,000 shares of the Company's common stock at a price of $.125 per share were granted under this plan. The options are exercisable after one year of continued employment with the Company following the grant date, and expire ten years after the grant date.
	In 1989, the Company adopted an employee stock option plan. Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan. The options become exercisable over a five-year period, beginning one year after the grant date.
	Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. Table 4b summarizes information about stock options outstanding at August 31, 2003.

Employee Stock Purchase Plan

On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. In fiscal 2002, the Company issued 30,326 common shares to the Employee Stock Purchase Plan from shares held in treasury. Employee contributions to the Employee Stock Purchase Plan approximated $400 for the year ended August 31, 2002. There were no common shares issued or available for purchase during fiscal 2003.

        F12

Fair Value Disclosures

The Company has adopted the disclosure only provisions of SFAS No. 148, which amends the disclosure only provisions of SFAS No. 123 to provide more prominent and frequent disclosures of the effects of stock-based compensation. Compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan in fiscal years 2003 and 2002 been based on the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, there would have been no effect on net loss for fiscal 2003. For fiscal 2002, net loss would have increased by $4,364 in 2002 with no effect on loss per share. The fair values at the time of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility ranging from 84.22% to 95.96%, depending on the year of grant, risk-free interest rate of 4.5% and 1.3% for the stock option grants and the Employee Stock Purchase Plan, respectively; expected lives of approximately 6 to 8 years for the stock option grants; and expected lives for the Employee Stock Purchase Plan of approximately .25 years.
	Pro forma net earnings reflects only options granted after September 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to September 1, 1995 are not considered.



Table 4a
--------

                                           Weighted
                                            Average      Option Price
                                Shares  Exercise Price       Range
---------------------------------------------------------------------
Shares under option:
At August 31, 2001             736,974       $0.30       $0.13-$0.40
        Options cancelled     (148,000)      $0.26       $0.19-$0.31
---------------------------------------------------------------------
At August 31, 2002             588,974       $0.31       $0.13-$0.40
        Options cancelled      (50,000)      $0.31              $.31
---------------------------------------------------------------------
At August 31, 2003             538,974      $0. 32       $0.13-$0.40
---------------------------------------------------------------------



Table 4b
--------
                       Options
                     Outstanding
                         and         Weighted Average    Weighted
  Range of           Exercisable        Remaining         Average
 Option Prices       at 8/31/03       Contract Life   Exercise Price
---------------------------------------------------------------------

  $0.13 - $0.31        398,500          2.5 Years          $0.29

  $0.38 - $0.40        140,474          2.6 Years          $0.39
---------------------------------------------------------------------

  $0.13 - $0.40        538,974          2.5 Years          $0.32
---------------------------------------------------------------------



        F13


Note 5: Earnings Per Share

Options to purchase 538,974 and 579,974 shares of common stock at prices ranging from $.13 to $.40 per share were outstanding at August 31, 2003 and 2002, respectively, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. Additionally, approximately 9,000 options to purchase 2,500 incremental shares of common stock at $.125 per share were excluded from the per share computation for fiscal 2002, because of their anti-dilutive effect. All options expire during periods through the year 2008.


Note 6: Reportable Segments

The Company's reportable segments are determined by its products and services and include: Component Product Technologies and Assessment Scoring Technologies. The Component Product Technology segment develops the Company's core product technologies. These products include core image viewing, image enhancement and image and forms processing software toolkits that are used to develop new software applications or enhance existing software applications. In addition, the Component Product Technology segment develops software applications that may function independently from any other software package or may be closely associated with other software packages. The toolkits are primarily licensed to developers, system integrators, value added resellers and/or companies who use the software internally. The Company generally receives royalties for each workstation/system that utilizes the product. The applications install directly on a user's system or on a server in a client/server environment. The applications are primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers.
	The Assessment Scoring Technology segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring standardized tests in the educational marketplace.
The technologies being developed in this segment leverage the Company's existing core competencies in forms recognition, image processing, viewing and enhancement. The Assessment Scoring Technology segment created a Digital Mark Recognition (DMR) software product designed to replace the need for hardware based Optical Mark Recognition. The DMR product is currently patent-pending. The Assessment Scoring Technology segment also developed a new product called the Virtual Scoring Center ("VSC"). The VSC uses imaging-based technology to facilitate the process of scoring student responses to open-ended test questions in a web-enabled environment. In October 2002, the Company transferred the VSC technology to VSC Technologies, LLC, which is jointly owned by the Company and Measurement Incorporated, a leading provider of educational scoring services (See "Note 10").
	Direct costs are charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) are allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss.
See Table 6a for the results of operations for each reportable segment for fiscal years ending 2003 and 2002. In 2003 and 2002, revenue for the Assessment Scoring Technologies segment included approximately $180,000 and $80,000, respectively, from Measurement Incorporated for the resale of document image scanners along with licenses to the Company's DMR software. All other segment revenue was from nonaffiliated sources.

        F14




Table 6a
--------
                                                              COMPONENT          ASSESSMENT
                                                               PRODUCT            SCORING
  2003                                                       TECHNOLOGIES       TECHNOLOGIES          TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  2,925,928           191,483        $  3,117,411
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                               $     24,815            12,727        $     37,542
-------------------------------------------------------------------------------------------------------------------
Loss in limited liability company                           $          -          (155,259)           (155,259)
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     $    781,053          (636,537)       $    144,516
-------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
 Amortization of capitalized software development
 costs                                                      $    332,124            22,768        $    354,892
-------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
 Capitalized software development costs, net                $    427,004             42,315       $    469,319
-------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software development costs     $    304,796             20,452       $    325,248
-------------------------------------------------------------------------------------------------------------------

                                                               COMPONENT          ASSESSMENT
                                                                PRODUCT            SCORING
  2002                                                        TECHNOLOGIES        TECHNOLOGIES         TOTAL
-------------------------------------------------------------------------------------------------------------------
Revenue                                                     $  3,226,275            101,571       $  3,327,846
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                               $     55,419              33,438      $     88,857
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                     $    626,394            (907,635)     $   (281,241)
-------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
 Amortization of capitalized software development
 costs                                                      $    330,829              51,000      $    381,829
-------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
 Capitalized software development costs, net                $    480,855             234,510      $    715,365
-------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software development costs     $    255,317             132,494      $    387,811
-------------------------------------------------------------------------------------------------------------------




Table 6b is a reconciliation of the segment operating income (loss) to the total Company net loss for fiscal 2003 and 2002.

<CAPTION

Table 6b
--------
                                                   2003         2002
---------------------------------------------------------------------------
Operating income (loss) for reportable
segments                                        $ 144,516     (281,241)

Unallocated corporate expenses                   (302,622)    (214,763)
Interest income                                    19,874      100,863
Interest expense                                  (16,013)     (18,356)
Gain on sale of technology                        155,061            -
Other, net                                            622       (6,963)
Income tax (expense) benefit                     (484,500)       4,320
---------------------------------------------------------------------------
Net loss                                        $(483,062)    (416,140)
---------------------------------------------------------------------------


        F15


Note 7: Employee Benefit Plan

The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on six months of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $47,000 and $44,000 in 2003 and 2002, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 8: Commitments and Contingencies

Operating Leases

The Company leases office space under operating leases. Rent expense was approximately $46,000 and $49,000 for 2003 and 2002, respectively. The Company had non-cancelable future minimum lease obligations of $180,834 at August 31, 2003, as follows: $46,344 in fiscal year 2004, $47,883 in fiscal year 2005, $49,239 in fiscal year 2006, and $37,368 in fiscal year 2007.


Guarantees

On June 11, 2003, the Financial Accounting Standards Board issued a Staff Position about Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As an element of the standard commercial terms, the Company's software license agreements include indemnification clauses that indemnify licensees against liability and damages (including legal defense costs) arising from claims of patent, copyright, trademark or trade secret infringement by the Company's software. Such indemnification clauses constitute a guarantee subject to the scope of Interpretation No. 45.
	As discussed in the "Legal Proceedings" section below, the Company is party to a patent infringement lawsuit involving the Virtual Scoring Center
technology transferred to VSC Technologies, LLC (See "Note 10").   Subject to
certain dollar limitations and other conditions, the Company is indemnified for costs and any liability associated with such lawsuit. In addition to financial exposure that may result if the conditions for indemnification provided to the Company are not met, if the Virtual Scoring Center technology is found to be infringing, the Company may also incur financial exposure under indemnification clauses that have been provided to certain licensees of the Virtual Scoring
Center technology.   Because this action is in an early stage, the Company
cannot estimate the extent of any potential damages if there is an adverse judgment. At present, there are no other claims of infringement against any of the Company's software products that would require the fulfillment of guarantees associated with indemnification clauses in the Company's standard commercial software license agreements.

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

        F16

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


Note 9: Business and Credit Concentrations

In fiscal year 2003, one customer accounted for 15% of total revenue.   At
August 31, 2003, two customers accounted for 38% of total trade accounts receivable. In fiscal year 2002, one customer accounted for 13% of total revenue and two customers accounted for 34% of total trade accounts receivable. Revenue and trade accounts receivable for the Company by geographic area as of and for the years ended August 31, 2003 and 2002, follows:

REVENUE:                           2003           2002
--------------------------------------------------------------------
United States              $    2,525,233     2,694,511
Europe (export sales)             338,330       376,982
Asia (export sales)               209,348       180,569
Australia (export sales)           19,195        31,266
Canada (export sales)              10,807        28,846
Other (export sales)               14,498        15,672
--------------------------------------------------------------------
                           $    3,117,411     3,327,846
--------------------------------------------------------------------





ACCOUNTS RECEIVABLE (GROSS):       2003           2002
--------------------------------------------------------------------
United States              $      326,399       558,903
Europe                             40,497        13,626
Asia                               10,940             -
Australia                          19,520        16,520
Canada                                  -        20,254
Other                               1,325         1,400
--------------------------------------------------------------------
                           $      398,681       610,703
--------------------------------------------------------------------

        F17

Note 10:  Long-term Investment

On October 10, 2002, the Company entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated holds the remaining 50% ownership interest. A gain on the sale of the Virtual Scoring Center of $155,061 is included in the
Statement of Operations for the year ended August 31, 2003.   The Company
accounts for its investment in the LLC using the equity method.
	The Company and Measurement Incorporated plan to jointly market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. In addition to revenue that may be directly generated by the LLC from Virtual Scoring Center license fees, the Company will be required to remit royalties to the LLC for license of the Virtual Scoring Center technology outside of the education market and Measurement Incorporated will be required to remit royalties to the LLC for its own internal use of the Virtual Scoring Center product.
	The Company's fiscal 2003 Statement of Operations includes $155,529 for its 50% share of the LLC's net loss for the eleven-month period ended August 31, 2003. The net loss for the LLC primarily includes direct costs associated with software development and legal costs associated with filing a patent application on the Virtual Scoring Center software. At August 31, 2003, the Company also had a $38,392 liability representing its negative equity interest in the LLC. Pursuant to the agreement with the LLC, for the first five years of LLC operations the Company is eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. The Company is eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if the financial return from the LLC is not at least equal to the amount of software development cost that the Company has invested in the LLC. When and if the LLC becomes profitable, the Company will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The Company received a cash distribution of $200,000 in fiscal 2003 related to such agreement. The distribution was applied as a reduction to the Company's investment in the LLC. The cash distribution and the net loss from the LLC are the primary factors that resulted in a negative investment balance at August 31, 2003.
	In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 sets forth guidance to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
	The Company has a 50% equity interest in VSC Technologies, LLC.
The LLC qualifies as a variable interest entity. An equity investor is required to consolidate a variable interest entity if it is deemed the "primary beneficiary". The primary beneficiary is defined as the investor that is expected to either absorb the majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Company management is in the process of evaluating whether the Company qualifies as the primary beneficiary of the LLC. If the Company is required to consolidate the LLC in accordance with this Interpretation, the financial effects will be implemented in the Company's second quarter of fiscal 2004. Company management has also evaluated its exposure to economic loss and estimates that from the inception of the LLC in October 2002 through December 31, 2005, that its maximum exposure to economic loss approximates $250,000.

        F18

Note 11:  Related Party Transactions

Prior to formation of VSC Technologies, LLC (See "Note 10"), the Company accrued or received approximately $200,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center software development costs from January 2002 through September 2002. At August 31, 2002, "Due from related parties" included $32,743 from Measurement Incorporated for software development costs. The Company currently has an agreement with the LLC whereby its employees provide software development services at a fixed rate per hour. In fiscal 2003, the Company billed the LLC for approximately $358,000 of software development services of which $179,000 was related to Measurement Incorporated's obligation to fund LLC software development and the remaining $179,000 increased the Company's investment in the LLC. At August 31, 2003, "Due from related parties" included approximately $26,000 from the LLC for software development services.
	The Company also has an agreement with the LLC to perform accounting and certain other administrative services at a fixed rate of $1,000 per month. Included in "Due from related parties" at August 31, 2003 was $1,000 from the LLC for such fees.


Note 12: Subsequent Event (Unaudited)

On October 24, 2003, the Company entered into a contract for the sale of its corporate headquarters' building located in Stillwater, Oklahoma. The sale of the building is expected to close on or before December 22, 2003. The Company
plans to remain in the building as a tenant after the sale.    The contracted
purchase price of the building is $460,000. The net proceeds from the sale, after closing costs, are expected to approximate $428,000 and will be used to pay off an approximate $188,000 mortgage. The Company also estimates that the recorded loss on the sale of the building will approximate $264,000, which includes $32,000 in estimated closing costs. The final sale is contingent upon customary 30-day inspection provisions related to the condition of the property and the execution of an agreement with the buyer for the Company to lease approximately 6000 square feet of space.

        F19



Schedule II


Valuation and Qualifying Accounts
---------------------------------

TMS, Inc. (dba TMSSequoia)

				     BALANCE AT                                        DEDUCTIONS-
 			            BEGINNING OF         ADDITIONS/REDUCTIONS       RECOVERY/WRITE-OFF    BALANCE AT END
CLASSIFICATION			       PERIOD           TO COSTS AND EXPENSES            OF ACCOUNTS          OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2002:
  Allowance for doubtful accounts   $  36,715                  87,500                     108,011         $   16,204
-------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2003:
  Allowance for doubtful accounts   $  16,204                   7,600                      12,925         $   10,879
-------------------------------------------------------------------------------------------------------------------------


        F20