Form 10KSB/A
period 2003-08-31
TMS INC /OK/
filed 2003-12-22
CIK 835412

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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

     The Issuer's revenues for its most recent fiscal year were $3,117,411.

     As of October 31, 2003 the aggregate market value of voting stock held by nonaffiliates of such stock was $1,199,637 (based on the average bid and asked price of such common equity on such date).

     As of October 31, 2003 there were 13,112,659 shares of Common Stock, $.05 par value, outstanding.


      Transitional Small Business Disclosure Format: YES      NO[  X  ]



NOTE: The Registrant hereby amends its Annual Report on Form 10-KSB for the year ended August 31, 2003 to include the information required by Part III, Items 9, 10, 11, 12 and 14.


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers
--------------------------------

     Don Brown, Jr., 53, has served as a Director of the Company since June 2003. Mr. Brown has served as the managing partner of A&B Industries LLC, a privately held company that operates construction-related companies in Cleburne, Texas, since 1999. From 1976 to 1999, Mr. Brown was employed by The First State Bank of Rio Vista as Senior Investments Officer. Mr. Brown graduated from Baylor University with a Bachelor's degree in Business Administration.

      Arthur D. Crotzer, 52, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Crotzer was employed by the Company in various technical management capacities from 1983 to 1999, and served as a Director and as the President and Chief Executive Officer of the Company from October 1997 to January 1999. Since October 2000, Mr. Crotzer has held a technical and business management position with Nomadics, Inc., a national technology research and development firm. From April 1999 to September 2000, Mr. Crotzer was Director of e-business Consulting Services for Netplex, Inc., an information technology
services company.   Mr. Crotzer earned a Bachelor of Science degree in math and physics from Austin Peay State University and a Master of Science degree in computer science from Oklahoma State University.

     Deborah D. Mosier, 36, was appointed to the Company's Board of Directors on December 19, 2003, and has served as the Company's President since August 2003 and as the Principal Financial Officer since 1996. Ms. Mosier also served as the Company President from September 1999 through June 2002. She joined TMS in 1995 as Controller of Financial Operations and was appointed Chief Financial Officer in 1996. From 1989 to 1996, Ms. Mosier worked in the audit practice of KPMG LLP. Ms. Mosier received her Bachelor of Science Degree with a major in accounting from Oklahoma State University and is a Certified Public Accountant.

     Henry H. Scherich, Ph.D., 65, has served as a Director of the Company since June 2003. He is the President of Measurement Incorporated, a privately held company he founded in 1980 that provides assessment and scoring services in the field of education. Dr. Scherich received his doctorate in Educational Measurement and Statistics from Southern Illinois University, his M.A. in Education with a specialty in Guidance and Counseling from the University of Illinois, Champaign-Urbana, and his Bachelor of Arts degree from Ottawa University in Ottawa, Kansas.

     Russell W. Teubner, 48, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Teubner served as Chairman of the Board of Directors of the Company from January 2000 through February 2002, and as a Director of the Company from March 1999 to March 2003. Mr. Teubner has served as Founder and Chief Executive Officer of HostBridge Technology since 1998. From 1983 to 1998, he served as Chief Executive Officer of Teubner & Associates, a software firm that he founded. Mr. Teubner also serves as a Director of Esker, S.A. (a publicly held French software company) and Southwest Bancorp (NASDAQ:OKSB). Mr. Teubner graduated from Oklahoma State University with a Bachelor of Science degree in Management Science and Computer Systems.

     The Company's directors are subject to election by shareholders annually, and are accordingly expected to serve as directors until the next annual meeting of shareholders to be held in 2004.



Significant Employees
---------------------

     Lane Fox, 37, joined TMS in November 2002 as Director of Engineering. Prior to joining the Company, Mr. Fox served as Director of Software Business and Development for Electronic Label Technology from July 1993 to July 2002. Mr. Fox received an Associates of Engineering Degree from Oklahoma State University and is continuing his studies in business administration and management at Northeastern State University.

     Donald Jones, 53, joined TMS in July 2002 as Vice President of Sales. From July 2001 to June 2002, Mr. Jones served as Vice President and General Manager for ICI Solutions, an integration company headquartered in Mesa, Arizona. From 1999 to 2001, Mr. Jones was the Western Area Sales Manager for IBM' s Content Management division of the software group. From 1995 to 1999, Mr. Jones was the Vice President of Sales for Image Choice, a document imaging Master Reseller for FileNet and IBM. Mr. Jones received a Bachelor's degree in Business Administration from Long Beach State University.

Audit Committee Financial Expert
--------------------------------

     Messrs. Brown and Crotzer and Dr. Scherich currently serve on the Company's audit committee, and although each possesses extensive business and financial experience, they do not meet the "financial expert" requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002. Within the next year, the Company Directors plan to consider options for attracting a qualified financial expert to serve on the audit committee.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that certain officers, directors and beneficial owners of the Company's Common Stock file various reports with the Securities and Exchange Commission. Based solely upon a review of such reports filed with the SEC, we believe that no late reports were filed for the fiscal year ended August 31, 2003.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics that applies to the Company's principal executive and financial officer. A copy of the Code of Ethics was filed as an exhibit to its Form 10-KSB for the year ended August 31, 2003. The Code of Ethics is also available on the Company's Internet website at www.tmsinc.com.

Item 10.  Executive Compensation

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer. No executive officer, other than the Chief Executive Officer, earned more than $100,000 total annual salary and bonus during such period.





                                                                                   Long-term
                                                      Annual Compensation         Compensation
                                                   -------------------------     --------------
                                                                                   Restricted
                                                                 Other Annual        Stock
                                                    Salary       Compensation      Awards (1)
  Name and Principal Position           Year          ($)             ($)             ($)
  -----------------------------------   -----   --------------   -------------   --------------
  Deborah D. Mosier - President (2)     2003        61,539            1,846                -
                                        2002       118,333            3,838            2,700
                                        2001       127,917            2,637            3,240

  Deborah L. Klarfeld - President (3)   2003       130,848            3,750                -
                                        2002       108,333            3,375                -

  (1)   On September 24, 1999, our Board of Directors approved a restricted stock grant in the amount of 50,000 shares of common stock.  The shares were issued at a rate of 1,000 shares per month.  The restricted stock grant terminated upon the resignation of Ms.
        Mosier as our President on July 1, 2002.  Based on the $.27 per share market price on the date of grant, the value of the shares issued to Ms. Mosier were $2,700 and $3,240 for fiscal years 2002 and 2001, respectively.
  (2)   Ms. Mosier was the President from September 1999 to July 2002, the Principal Financial
        Officer from August 2002 to July 2003 and was reappointed as President and Principal
        Financial Officer in August 2003. "Other Annual Compensation" includes employer matching contributions to our defined contribution plan.
  (3)   Ms. Klarfeld was President from July 2002 to August 2003.  "Other Annual Compensation"
        includes employer matching contributions to our defined contribution plan.


Compensation of Directors
-------------------------

     During fiscal year 2003 the Company's Board of Directors did not receive compensation for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of November 30, 2003 by each shareholder known to be a beneficial owner of more than 5% of our Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.


                                                                                   Percent
                                                    Amount and Nature of          of Class
Name and Address of Beneficial Owner                Beneficial Ownership             (1)
------------------------------------------       -------------------------        ---------

John Gentile
6045 Southwest 58th Court
Davie, Florida 33314                                     665,600                (2)  5.1%

James R. Rau, M.D.
1203 South Hill Street
Alvin, Texas 77511                                       679,500                (3)  5.2%

Russell W. Teubner
5717 Woodlake Drive
Stillwater, Oklahoma 74074                               677,450                     5.2%

(1) Shares of Common Stock subject to exercisable options are deemed outstanding for purposes of computing the percentage for such person but are not deemed outstanding in computing the percentage of any other person
(2) Includes 568,200 shares held jointly with Mr. Gentile's mother, with whom he shares voting and investment power.
(3) Includes 345,010 shares held by Dr. Rau's wife, Martha, with whom he shares voting and investment power, and 62,500 shares subject to Currently Exercisable Options.


     The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 1, 2003 for all of our directors and executive officers. Unless otherwise indicted, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.


                                                                                   Percent
                                                    Amount and Nature of          of Class
Name and Address of Beneficial Owner                Beneficial Ownership             (1)
------------------------------------------       -------------------------        ---------
Directors:
----------
Don Brown, Jr.
7715 E. Highway 4
Grandview, Texas  76050                                    316,336              (2)  2.4%

Arthur D. Crotzer
1823 W. University
Stillwater, Oklahoma 74074                                  80,000              (3)  0.6%

Henry H. Scherich
423 Morris Street
Durham, North Carolina 27701                               180,066              (4)  1.4%

Russell W. Teubner
5717 Woodlake Drive
Stillwater, Oklahoma 74074                                 677,450                   5.2%

Director and Executive Officer:
-------------------------------
Deborah D. Mosier
5811 Trenton Ave
Stillwater, Oklahoma 74074                                 149,000              (5)  1.1%

All directors and executive officer as a group           1,344,352              (6) 10.6%

(1) Shares of Common Stock subject to exercisable options are deemed outstanding for purposes of computing the percentage for such person but are not deemed outstanding in computing the percentage of any other person.
(2) Includes (i) 4,200 shares held by Mr. Brown's wife, Patricia, with whom he shares voting and investment power; and (ii) 132,236 shares held in a family limited partnership, of which Mr. Brown is the sole general partner and for which Mr. Brown has sole voting and investment power. Also includes 24,000 shares held by Mr. Brown's parents, for which Mr. Brown has sole voting and investment power, but disclaims beneficial ownership.
(3) All shares are held jointly with Mr. Crotzer's wife, Reta, with whom he shares voting and investment power.
(4) Includes 161,066 shares are held by Measurement Incorporated, an entity for which Dr.
    Scherich is the president, chief administrative officer and majority owner.
(5) Includes 47,000 shares held by Ms. Mosier in joint tenancy with her husband, Gregory, with whom she shares voting and investment power, and 102,000 shares subject to exercisable options.
(6) Includes 409,002 shares as to which directors and executive officer share voting and investment power with others and 102,000 shares subject to exercisable options.


Changes in Control
------------------

     We are not aware of any arrangements (including any pledge by a person of our securities) that would result in a change of control.


Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

                                                                                       Number of
                           Number of securities to be  Weighted average exercise      securities
                             issued upon exercise of            price of               remaining
                              outstanding options,        outstanding options,       available for
      Plan category            warrants and rights        warrants and rights       future issuance
-------------------------  --------------------------- -------------------------   -----------------
Equity compensation plans
approved by
Security holders                       9,000                    $ 0.13                     -

Equity compensation plans
not approved by security
holders (1)                          404,974                    $ 0.33                     -
                           --------------------------                              -----------------
Total                                413,974                    $ 0.33                     -
                           ===========================                             =================

(1) Pursuant to resolutions made by our board of directors, options to purchase common stock have been issued to certain of our directors and executive officers.  Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant, have vesting periods ranging from 0 to 5 years, and expire during periods ranging from 5 to 10 years from the date of grant.


Item 12.  Certain Relationships and Related Transactions

     On October 10, 2002, the Company entered into an agreement with Measurement Incorporated to further develop certain software technology and bring it to market through a new entity, VSC Technologies, LLC. Henry H. Scherich, Ph.D., who is a director for the Company, is the President, Chief Administrative Officer and majority owner of Measurement Incorporated.

     Under the terms of that agreement, the Company transferred is rights in the Virtual Scoring Centerr technology to VSC Technologies, LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest in the LLC. Measurement Incorporated has the remaining 50% ownership interest in the LLC.

     No officer or director had any other direct or indirect material transactions during the last two years, or proposed transactions for which the Company was or is to be a party.

Item 14.  Principal Accountant Fees and Services

     The following sets forth the fees paid or accrued by the Company to its independent auditors, KPMG LLP, for the fiscal years ended August 31, 2003 and 2002.

	Audit Fees
        ----------

     		Fees for the fiscal year 2003 and 2002 audit and reviews of the Forms 10-QSB, were $64,500 and $52,000, respectively.

	Audit-Related Fees
	------------------

     		The Company incurred audit consultation fees of $4,000 in fiscal year 2003 for the research of certain accounting and disclosure matters related to the formation of VSC Technologies, LLC.

	Tax Fees
	--------

       	The Company incurred tax fees of $8,000 and $12,000 during fiscal years 2003 and 2002, respectively, related to the preparation of our state and federal income tax returns.

	All Other Fees
	--------------

       	The Company incurred no fees other than what is disclosed above with respect to its independent auditors, KPMG LLP, for fiscal years 2003 and 2002.

Audit Committee
---------------

     The Company's Board of Directors established an audit committee on September 2, 2003. The audit committee charter requires that the audit committee review and approve, in advance of any audit or allowable nonaudit engagement, the nature and fees associated with such services.

     Pursuant to rules established by the Securities Exchange Commission, certain nonaudit services are prohibited from being performed by independent auditors engaged to prepare or issue an audit report or perform other audit, review or attest services for the Company. Accordingly, the audit committee is not permitted to approve any prohibited nonauditing services.

     For fiscal years 2003 and 2002, the Company did not have an audit committee and the board of directors did not approve any of the fees for services performed by the Company's independent auditors.


Signatures

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
--------------------------------------------------------------------------------
     REGISTRANT: TMS, INC.

Date:     12/22/03 BY: /s/  Deborah D. Mosier
		       ----------------------
                       Deborah D. Mosier, Director, President and
                       Chief Financial Officer
                       Principal Executive and Financial Officer

In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     12/22/03 BY:  /s/  Don Brown, Jr.
		        -------------------
                        Don Brown, Jr., Director

Date:     12/22/03 BY:  /s/  Arthur D. Crotzer
			----------------------
                        Arthur D. Crotzer, Director

Date:     12/22/03 BY:  /s/  Deborah D. Mosier
			----------------------
                        Deborah D. Mosier, Director, President and
                        Chief Financial Officer
                        Principal Executive and Financial Officer

Date:     12/22/03 BY:  /s/  Henry H. Scherich, Ph.D.
			-----------------------------
                        Henry H. Scherich, Ph.D., Director

Date:     12/22/03 BY:  /s/  Russell W. Teubner
			-----------------------
                        Russell W. Teubner, Director