Form 10QSB
period 2003-11-30
TMS INC /OK/
filed 2004-01-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      November 30, 2003

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

Title of Each Class                       Outstanding at December 31, 2003
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
November 30, 2003 and August 31, 2003

                                                  Nov 30,
                                                   2003         August 31,
                                                (unaudited)        2003*
                                                -----------     ----------

Cash                                           $    939,515      1,129,470
Trade accounts receivable, net                      356,438        387,802
Due from related parties                             62,297         29,779
Prepaid expenses and other current assets            60,520         33,295
Deferred income taxes                                 8,980          8,431
                                                -----------     ----------
   Total current assets                           1,427,750      1,588,777
                                                -----------     ----------
Property held for sale, net                         426,400              -
Property and equipment                            1,424,595      2,449,567
Accumulated depreciation and amortization        (1,322,532)    (1,639,414)
                                                -----------     ----------
   Net property and equipment                       102,063        810,153
                                                -----------     ----------
Capitalized software development costs, net         472,800        469,319
Other assets                                         42,231         42,863
                                                -----------    -----------

Total assets                                   $  2,471,244   $  2,911,112
                                                ===========    ===========

Current portion of long-term debt                    31,907         31,320
Accounts payable                                    144,651        109,204
Accrued payroll expenses                            150,120        197,423
Deferred revenue                                    365,900        301,580
                                                -----------    -----------
   Total current liabilities                        692,578        639,527

Long-term debt, net of current installments         158,731        166,950
Investment in limited liability company              16,275         38,392
Deferred income taxes                                 8,980          8,431
                                                -----------    -----------
Total liabilities                                   876,564        853,300
                                                -----------    -----------
Common stock                                        655,633        655,633
Additional paid-in capital                       11,348,883     11,348,883
Accumulated deficit                             (10,409,836)    (9,946,704)
                                                -----------    -----------
Total shareholders' equity                        1,594,680      2,057,812
                                                -----------    -----------

Total liabilities and shareholders' equity    $   2,471,244      2,911,112
                                               ============    ===========
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.




TMS, Inc.
Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 2003 and 2002

                                                   Three Months Ended
                                                        November 30
                                                ---------------------------
                                                    2003             2002
                                                   -----            -----
 Licensing and royalties revenue               $   343,544         668,860
 Customer support and maintenance revenue          167,786         144,839
                                                ------------   ------------
     Total revenue                                 511,330         813,699


 Cost of revenue                                   106,260         134,128
 Selling, general and administrative expenses      433,438         516,794
 Research and development expenses                 145,629         143,337
 Loss in limited liability company                 (24,640)        (25,436)
                                                ------------   ------------
Operating loss                                    (198,637)         (5,996)

Other (expense) income:
Write-down of property held for sale              (266,537)              -
Other, net                                           2,042          33,970
                                                ------------   ------------
(Loss) income before income taxes                 (463,132)         27,974

Deferred income tax expense                              -          10,562
                                                ------------   ------------
    Net (loss) income                          $  (463,132)         17,412
                                                ============   ============

Basic (loss) income per share                  $     (0.04)           0.00
                                                ============   ============
Weighted average common shares                  13,112,659      13,112,659
                                                ============   ============
Diluted (loss) income per share                $     (0.04)           0.00
                                                ============   ============
Weighted average common shares and potentially
dilutive securities                             13,112,659      13,114,790
                                                ============   ============
See accompanying notes to condensed
 financial statements.




TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 2003 and 2002

                                                   Three Months Ended
                                                      November 30
                                               ---------------------------
                                                   2003            2002
                                                   -----          -----
Net cash flows (used in) provided by
  operating activities                         $   (66,585)       160,499
                                                -----------    -----------

Cash flows from investing activities:
  Capitalized software development costs           (68,377)       (85,380)
  Proceeds from sale of technology                       -        250,000
  Investment in limited liability company          (46,757)       (48,457)
  Other, net                                          (604)          (533)
                                                -----------    -----------
  Net cash (used in) provided by
  investing activities                            (115,738)       115,630
                                                -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt                      (7,632)        (7,085)
                                                -----------    -----------
  Net cash used in financing activities             (7,632)        (7,085)
                                                -----------    -----------
Net (decrease) increase in cash                   (189,955)       269,044

Cash at beginning of period                      1,129,470        783,550
                                                -----------    -----------
Cash at end of period                          $   939,515      1,052,594
                                                ===========    ===========

Non-cash investing and financing activities:
   Investment in limited liability company
    through contribution of technology         $         -         94,939
                                                -----------    -----------
   Deferred gain from sale of technology       $         -        121,378
                                                -----------    -----------
See accompanying notes to condensed
  financial statements.




TMS, Inc.
Notes to Condensed Financial Statements (unaudited)


Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2003.

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All adjustments are normal and recurring, except for the impairment write-down discussed in "Property Held for Sale" footnote below.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Property Held for Sale
-----------------------

On October 24, 2003, the Company entered into a contract for the sale of its corporate headquarters' building located in Stillwater, Oklahoma. The sale of the building closed on December 31, 2003. The new owner of the building is an individual, Jevon Nasalroad, who purchased the property for investment purposes. The Company is now a tenant in the building and has leased approximately 5,500 square feet of space for a minimum of two years at an annual cost of approximately $56,000. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,266 and were used to pay off a $191,800 mortgage.

For the first quarter ended November 30, 2003, the Company's net loss included a $266,537 write-down to reflect an impairment of the value of the property held for sale. The amount of the impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for the final sale. Property held for sale, net, at November 30, 2003 included the following:

     Land                          $ 111,000
     Building                        476,365
     Accumulated depreciation       (160,965)
                                   ----------
     Property held for sale, net   $ 426,400
                                   ==========


Net (Loss) Income Per Share
----------------------------

Options to purchase 413,974 shares of common stock at prices ranging from $.125 to $.40 per share and 579,974 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at November 30, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share because the options' exercise prices were greater than the average market price of common shares. The Company had total options outstanding to purchase 413,974 and 588,974 shares of common stock at November 30, 2003 and 2002, respectively. All options expire during periods through the year 2008.



Legal Proceedings
-----------------
We are a party to a lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. On October 23, 2002, we, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, we and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and us does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to our complaint, along with a set of counterclaims that assert infringement of thirteen of their patents.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation


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

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

Our discussion and analysis of financial condition and operations are based on our financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and included in this report on Form 10-QSB. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. We believe that certain accounting policies are of more significance in our financial statement preparation process than others, as discussed below.

Computer Software Costs
-----------------------

We capitalize our software development product costs after we have established technological feasibility and prior to the release of our products for sale. Such costs are primarily based on the salaries of our employees and contractors that contribute to the development of our products, including a factor for related overhead. Once a product is released for sale, we begin amortizing the capitalized costs on a straight-line basis over the product's estimated economic life. On a periodic basis, we compare the unamortized costs of our products to their estimated net realizable values. If our estimates of net realizable value fall below the unamortized product costs, the excess is charged directly to operations to reflect impairment. At November 30, 2003 and 2002, we did not incur any charges for impairment related to our capitalized software development costs.


Revenue
-------

Our revenue is primarily derived from the license of software toolkits and applications, royalties from customers based on those licenses, and fees for technical support and product maintenance. We recognize license and royalty revenue only after we have delivered the software, fulfilled all of our significant obligations, and resolved any significant uncertainties regarding customer acceptance. Technical support and product maintenance fees are deferred and recognized as revenue on a straight-line basis over the applicable contract period. Occasionally, technical support and product maintenance is bundled with a software license fee. In such cases, we estimate the fair value of our technical support and product maintenance obligations using the established fees that we charge to other customers. Such revenue is deferred as a separate element of the contract and recognized ratably over the applicable contract period. Any remaining revenue is then recorded as the software license fee.

Income Taxes
------------

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Following is a summary of the significant items that comprise our estimated deferred tax assets and liabilities:




                                      November 30, 2003     August 31, 2003
---------------------------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards    $   1,087,404              911,691
  Other                                      41,977               34,731
---------------------------------------------------------------------------
Total gross deferred tax assets           1,129,381              946,422
Less valuation allowance                    887,775              716,668
---------------------------------------------------------------------------
Net deferred tax assets                     241,606              229,754
Deferred tax liabilities:
  Property and equipment                    (15,794)             (15,628)
  Loss in limited liability company         (46,337)             (35,973)
  Capitalized software costs               (179,475)            (178,153)
---------------------------------------------------------------------------
Net deferred tax                      $           -                    -
---------------------------------------------------------------------------


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

During the first quarter ended November 30, 2003, the Company increased its valuation allowance for deferred tax assets and increased the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $241,606 at November 30, 2003. In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $638,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At November 30, 2003, we had approximately $2.9 million of tax operating loss carryforwards, of which approximately 79% do not begin to expire until our fiscal year 2019.

RESULTS OF OPERATIONS
---------------------
Following is selected financial information for each of our reportable segments for the three months ended November 30, 2003 and 2002.

Component Product Technologies Segment
--------------------------------------


                                            Three Months Ended
                                        ----------------------------------------------------
                                                                      Dollar      Percent
                                        November 30,  November 30,   Increase     Increase
                                            2003          2002      (Decrease)   (Decrease)
                                        ----------------------------------------------------

Revenue from external customers         $    489,247    788,510       (299,263)    (37.95%)
                                         -----------   -----------   ----------   ---------
Operating (loss) income                 $   (42,140)    288,647       (330,787)   (114.60%)
                                         -----------   -----------   ----------   ---------
Operating (loss) income as % of revenue      (8.61%)     36.61%
                                         -----------   -----------



Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) web-based Viewer, ScanFix(R), Prizm(R) Image Processing, Prizm(R) Gray, ViewDirector(TM) and FormFix(R) products.

The profitability of this segment has historically depended on our ability to secure significant sales of multiple licenses and/or royalties to individual customers. For the first quarter ended November 30, 2002 two customers collectively accounted for 39% of the total revenue for the segment. No one customer accounted for greater than 10% of total segment revenue for the first quarter ended November 30, 2003. The lack of significant multiple license and/or royalty sales to individual customers contributed to the decline in revenue during the current year first quarter compared to the same period last year.

We believe that the lack of widespread adoption of color and gray image processing technologies in the document management marketplace has impacted our ability to not only improve revenue for this segment, but also replace revenue from our more mature viewing and black and white image processing products. Additionally, we believe that revenue from our viewing technology may continue to be impacted by increased competition from low or no cost web-based viewing technologies and the expected increase in demand for document images to be created or converted to Adobe's PDF file format. The document management marketplace is also expected to continue to migrate to more specialized technology solutions applicable to niche markets or industries. Our products have typically been applicable across many types of document imaging technology solutions, and although we have development plans that include certain specialized applications, there can be no assurance that we will be successful in penetrating our targeted niche markets.

Because of the specific factors described above, our ability to predict the timing and extent of revenue for this segment is difficult. Our inability to secure additional significant revenue transactions with individual customers and/or increase the volume through the release of new or enhanced products that meet current market needs could have a material adverse affect on our business, operating results and financial position.



Assessment Scoring Technologies Segment
---------------------------------------


                       Three Months Ended
                   November 30,     November 30,
                       2003            2002

Revenue            $   22,083          25,189
                   -----------      -----------
Operating loss     $  (41,518)       (207,463)
                   -----------      -----------



The financial results for this segment reflect operating activities associated with the license and support of our Digital Mark Recognition(TM) ("DMR(R)") software product and our 50% equity interest in VSC Technologies, LLC, an entity that we formed with Measurement Incorporated in October 2002. First quarter revenue for both 2003 and 2002 was primarily derived from the license of DMR to Measurement Incorporated.

We have an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. During the first quarters ended November 2003 and 2002, the segment's operating expenses were reduced by approximately $87,000 and $69,000, respectively, for such development services of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC. Additionally, during the prior year first quarter and prior to the formation of the LLC we received approximately $23,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center software product. Of that amount, $21,000 was recorded as reduction to capitalized software development costs and the remaining $2,000 reduced our research and development expense.

The decrease in operating loss for the three months ended November 30, 2003 compared to the same period last year primarily resulted from a reduction in sales and marketing activities, lower DMR development costs, and lower professional fees that were applicable in the prior year first quarter for closing the LLC transaction. The operating loss for both the current and prior first quarter included approximately $25,000 for our 50% share of the LLC net loss.

Measurement Incorporated is currently using the Virtual Scoring Center software product on a limited basis for its own scoring operation. Based on their use of the software, we believe that additional investment in the design and development of the product will be required to make it more viable for general commercial use. Accordingly, we are not yet actively marketing the product for license to third parties.

Our agreement with the LLC includes a provision that allows us to receive cash distributions at the end of each calendar year for five years beginning December 31, 2002. Eligibility for such distributions, which are subject to certain maximum amounts that graduate downward over the five-year period, are based on whether our financial return from the LLC is at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The funds received from the LLC pursuant to this cash distribution arrangement and our software development services to the LLC, described above, help mitigate the financial risk associated with the additional development and delay in marketing the Virtual Scoring Center product to third parties. However, given the increased unpredictability of financial results from our Component Product Technology business segment, we can provide no assurance that it will be feasible for us to continue to participate in the LLC at our current investment level.
Accordingly, we may be required to pursue other alternatives related to our investment, including selling all or a portion of our ownership interest.


Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net (loss) income for the three-month periods ending November 30, 2003 and 2002.



                                           Three Months Ended
                                              November 30
                                            2003         2002
                                       -------------  -------------
Total company revenue                  $    511,330        813,699
                                       -------------  -------------
Operating (loss) income for
  reportable segments                       (83,658)        81,184
Unallocated corporate expenses             (114,979)       (87,180)
Interest income                               4,111          5,273
Interest expense                             (3,650)        (4,195)
Write-down of property held for sale       (266,537)             -
Gain on sale of technology                        -         33,683
Other, net                                    1,581           (791)
Income tax expense                                -         10,562
                                       -------------  -------------

Net (loss) income                      $   (463,132)        17,412
                                       =============  =============
(Loss) income per share:
  Basic                                $      (0.04)          0.00
  Diluted                              $      (0.04)          0.00
                                       =============  =============



A decrease in revenue from our Component Product Technologies segment accounted for the decline in total company revenue and negatively impacted our segment operating and total company net results at November 30, 2003 compared to the same three month period last year.

The net loss for the three month period ended November 30, 2003, was also impacted by our write-down to reflect impairment in the value of our property held for sale. During the current year first quarter, we entered into a real estate purchase contract for the sale of our headquarters' building located in Stillwater, Oklahoma. The final sale closed on December 31, 2003. The impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for final sale.

Net income for the three month period ended November 30, 2002, included recognition of a portion of the $155,000 gain realized upon our transfer of the Virtual Scoring Center technology to the LLC. The unrecognized portion of the gain was deferred and recognized in income during the prior year as we continued to fulfill our ongoing commitment to fund its 50% share software development costs.


FINANCIAL CONDITION
-------------------

Working capital at November 30, 2003 was $735,172 with a current ratio of 2.1:1, compared to $949,250 with a current ratio of 2.5:1 at August 31, 2003.

Net cash used in operations for the three months ended November 30, 2003 was approximately $67,000. Our negative operating cash position primarily reflects the impact of reduced revenue on our operating results during the current quarter.

Net cash used in investing activities for the three months ended November 30, 2003 approximated $115,000 related to our investments in new and enhanced
software products and VSC Technologies, LLC.   Net cash flows used in financing
activities during the three month period ended November 30, 2003 was approximately $8,000 and represents repayments of long-term debt.

In January 2004 we renewed our line of credit with a bank that provides for borrowing based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $500,000, of which approximately $271,000 was available to us at November 30, 2003. The maximum borrowing amount was reduced to $500,000 from the $1,000,000 provided in the prior year based on our history of eligible accounts receivable. There was no balance outstanding against our line of credit at November 30, 2003.


We anticipate that our existing working capital, the $239,426 we received upon final sale and pay off of our mortgage on our headquarters building on December 31, 2003, the annual cash distribution that we expect to receive in January 2004 pursuant to our agreement with the LLC (see the "Assessment Scoring Technologies" segment above), and our line of credit will be adequate to meet our current obligations and current operating and capital requirements.

The funding of long-term needs (including funding for increased product development and expanded marketing and promotion of our products) is dependent upon increased revenue and profitability and may require obtaining funds through outside sources. Although our management is currently exploring various options for improving the overall financial position of the Company, we can give no assurance that we will be successful in such endeavors or that we will be able to become profitable and thus maintain the necessary level of working capital to adequately fund the continued development and promotion of our products. Continued losses or lack of revenue growth may require that we consider strategic alternatives in order to maximize value to our shareholders.
Options available to us could be a "going private" transaction, sale of the Company and other possibilities. We have made no plans at this time to make any proposals to our shareholders to address this situation, but we may find it necessary in the future to do so.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised version of FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 sets forth guidance to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

We have a 50% equity interest in VSC Technologies, LLC.  The LLC qualifies as a
variable interest entity.   An equity investor is required to consolidate a
variable interest entity if it is deemed the "primary beneficiary". The primary beneficiary is defined as the investor that is expected to either absorb the majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. We are in the process of evaluating whether we qualify as the primary beneficiary of the LLC. If we are required to consolidate the LLC in accordance with this Interpretation, the financial
effects will be implemented in our second quarter of fiscal 2005.   We have also
evaluated our exposure to economic loss as a result of our involvement with the LLC, and estimate that from the inception of the LLC in October 2002 through December 31, 2005, that our maximum exposure to economic loss approximates $250,000.


Item 3.  Controls and Procedures

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



PART II - Other Information

Item 5.  Other Information

On December 31, 2003, we finalized the sale of our headquarters' building located in Stillwater, Oklahoma. See "Property Held for Sale" in the Notes to Interim Condensed Financial Statements in this report on Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31 Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32 Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On October 31, 2003, we filed a report on Form 8-K pursuant to Item 5. "Other Events and Regulation FD Disclosure", to disclose that we entered into a real estate purchase contract for the sale of our headquarters' building located in Stillwater, Oklahoma.



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Registrant: TMS, Inc.


Date:  January 14, 2004        /s/ Deborah D. Mosier
       ----------------        -----------------------
                               Deborah D. Mosier
                               President and Chief Financial Officer,
                               Principal Executive and Financial Officer