Form 10QSB
period 2004-02-29
TMS INC /OK/
filed 2004-04-13
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      February 29, 2004

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

Title of Each Class                       Outstanding at April 13, 2004
Common stock, par value $.05 per share            13,112,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
February 29, 2004 and August 31, 2003

                                                February 29,
                                                   2004        August 31,
                                                (unaudited)       2003*
                                                ------------   ------------

Cash                                          $   1,195,394      1,129,470
Trade accounts receivable, net                      229,511        387,802
Due from related parties                            123,112         29,779
Prepaid expenses and other current assets            85,419         33,295
Deferred income taxes                                 8,122          8,431
                                                ------------   ------------
   Total current assets                           1,641,558      1,588,777
                                                ------------   ------------
Property and equipment                              566,652      2,449,567
Accumulated depreciation and amortization          (454,552)    (1,639,414)
                                                ------------   ------------
   Net property and equipment                       112,100        810,153
                                                ------------   ------------
Capitalized software development costs, net         483,108        469,319
Other assets                                         42,813         42,863
                                                ------------   ------------

Total assets                                  $   2,279,579   $  2,911,112
                                                ============   ============

Current portion of long-term debt                         -         31,320
Accounts payable                                    165,109        109,204
Accrued payroll expenses                            135,850        197,423
Deferred revenue                                    319,804        301,580
                                                ------------   ------------
   Total current liabilities                        620,763        639,527

Long-term debt, net of current installments               -        166,950
Investment in limited liability company             163,540         38,392
Deferred income taxes                                 8,122          8,431
                                                ------------   ------------
Total liabilities                                   792,425        853,300
                                                ------------   ------------
Common stock                                        655,633        655,633
Additional paid-in capital                       11,348,883     11,348,883
Accumulated deficit                             (10,517,362)    (9,946,704)
                                                ------------   ------------
Total shareholders' equity                        1,487,154      2,057,812
                                                ------------   ------------

Total liabilities and shareholders' equity    $  2,279,579       2,911,112
                                                ============   ============
*Condensed from audited financial statements.

See accompanying notes to condensed
 financial statements.



TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Six Months Ended February
29, 2004 and February 28, 2003

                                         Three Months Ended              Six Months Ended
                                     February 29,  February 28,       February 29,  February 28,
                                        2004          2003               2004          2003
                                        -----         -----              -----         -----

 Licensing and royalties             $   449,390        490,925         791,684      1,159,785
 Customer support and maintenance        159,120        150,631         328,156        294,585
 Other revenue                            85,012              -          85,012            885
                                     ------------   ------------    ------------   ------------
     Total revenue                       693,522        641,556       1,204,852      1,455,255

 Cost of revenue                         174,907        130,027         281,167        264,155
 Selling, general and administrative
expense                                  425,031        462,850         858,468        979,645
 Research and development expense        189,653        144,987         335,283        288,324
 Loss in limited liability company       (23,763)       (23,221)        (48,403)       (48,657)
                                     ------------   ------------    ------------   ------------
     Operating loss                     (119,832)      (119,529)       (318,469)      (125,526)

Other (expense) income:
Sale of property                           6,414              -        (260,123)             -
Sale of technology                             -         66,277               -         99,960
Other, net                                 5,892          1,117           7,934          1,404
                                     ------------   ------------    ------------   ------------
     Loss before income taxes           (107,526)       (52,135)       (570,658)       (24,162)

Income tax expense                             -        473,938               -        484,500
                                     ------------   ------------    ------------   ------------
     Net loss                        $  (107,526)      (526,073)       (570,658)      (508,662)
                                     ============   ============    ============   ============

Basic loss per share                 $     (0.01)         (0.04)          (0.04)         (0.04)
                                     ============   ============    ============   ============
Weighted average common shares        13,112,659     13,112,659      13,112,659     13,112,659
                                     ============   ============    ============   ============
Diluted loss per share               $     (0.01)   $     (0.04)    $     (0.04)   $     (0.04)
                                     ============   ============    ============   ============
Weighted average basic and diluted
shares                                13,112,659     13,112,659      13,112,659     13,112,659
                                     ============   ============    ============   ============

See accompanying notes to condensed
  financial statements.



TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Six Months Ended February 29, 2004 and
February 28, 2003

                                               February 29,    February 28,
                                                  2004            2003
                                                  -----           -----
Net cash flows (used in) provided by
  operating activities                         $  (63,102)        291,303
                                               -----------     -----------

Cash flows from investing activities:
  Purchases of property and equipment             (23,208)        (17,572)
  Capitalized software development costs         (156,251)       (166,224)
  Proceeds from sale of technology                      -         250,000
  Proceeds from sale of property                  431,226               -
  Investment in limited liability company         (78,178)       (119,024)
  Distribution from limited liability company     154,922         200,000
  Other, net                                       (1,215)              -
                                               -----------     -----------
  Net cash provided by investing activities       327,296         147,180
                                               -----------     -----------
Cash flows from financing activities:
  Repayments of long-term debt                   (198,270)        (14,344)
                                               -----------     -----------
  Net cash used in financing activities          (198,270)        (14,344)
                                               -----------     -----------
Net increase in cash                               65,924         424,139

Cash at beginning of period                     1,129,470         783,550
                                               -----------     -----------
Cash at end of period                          $1,195,394       1,207,689
                                               ===========     ===========

Non-cash investing and financing activities:
   Investment in limited liability company
    through contribution of technology         $        -          94,939
                                               -----------     -----------

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

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All adjustments are normal and recurring, except for the impairment write-down discussed in "Sale of Property" footnote below.

Interim results are subject to year-end adjustments and audit by independent auditors. The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Sale of Property
----------------

On December 31, 2003 the Company sold its corporate headquarters' building located in Stillwater, Oklahoma. The new owner of the building is an individual, Jevon Nasalroad, who purchased the property for investment purposes. The Company is now a tenant in the building and has leased approximately 5,500 square feet of space for a minimum of two years at an annual cost of approximately $56,000. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage.

During the first quarter ended November 30, 2003, the Company's net loss included a $266,537 write-down to reflect an impairment of the value of the property sold. The amount of the impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for the final sale. During the second quarter ended February 29, 2004, the Company adjusted the impairment cost from $266,537 to $260,123 to reflect the actual final loss on the building sale.

Net Loss Per Share
------------------

Options to purchase 413,974 shares of common stock at prices ranging from $.125 to $.40 per share and 579,974 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at February 29, 2004 and February 28, 2003, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. The
Company had total options outstanding to purchase 413,974 and 588,974 shares of common stock at February 29, 2004 and February 28, 2003, respectively. All options expire during periods through the year 2008.

Related Party Transactions
--------------------------

Included in "Due from related parties" at February 29, 2004, was $123,112 for the sale of an image scanner and software to Measurement Incorporated, the Company's partner in VSC Technologies, LLC.

The Company currently has an agreement with the LLC whereby its employees provide software development services at a fixed rate per hour. For the three and six month periods ended February 29, 2004 the Company billed the LLC $57,000 and $144,000, respectively, for software development services, and for the three and six month periods ended February 28, 2003 the Company billed the LLC $133,000 and $202,000, respectively, for software development services. Fifty percent of such services related to Measurement Incorporated's obligation to fund LLC software development and the remaining 50% increased the Company's investment in the LLC. At February 29, 2004 "Due from related parties" included approximately $12,183 from the LLC for software development services.

The Company's agreement with the LLC includes a provision that allows the Company to receive cash distributions at the end of each calendar year for five years beginning December 31, 2002. Eligibility for such distributions, which are subject to certain maximum amounts that graduate downward over the five-year period, are based on whether the Company's financial return from the LLC is at least equal to the amount of software development cost that the Company has invested in the LLC. When and if the LLC becomes profitable, the Company would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. During the quarter ended February 29, 2004,the Company received a $150,000 cash distribution from the LLC which decreased the Company's investment in the LLC.

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

Computer Software Costs
-----------------------

We capitalize our software development product costs after we have established technological feasibility and prior to the release of our products for sale. Such costs are primarily based on the salaries of our employees and contractors that contribute to the development of our products, including a factor for related overhead. Once a product is released for sale, we begin amortizing the capitalized costs on a straight-line basis over the product's estimated economic life. On a periodic basis, we compare the unamortized costs of our products to their estimated net realizable values. If our estimates of net realizable value fall below the unamortized product costs, the excess is charged directly to operations to reflect impairment. For the three and six month periods ended February 29, 2004 and February 28, 2003, we incurred approximately $4,000 and $26,000, respectively, of charges for impairment of capitalized software development.

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


                                    February 29, 2004    August 31, 2003
 -----------------------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards  $    1,151,075              911,691
  Other                                     36,572               34,731
------------------------------------------------------------------------
Total gross deferred tax assets          1,187,647              946,422
Less valuation allowance                   923,894              716,668
------------------------------------------------------------------------
Net deferred tax assets                    263,753              229,754
Deferred tax liabilities:
  Property and equipment                   (25,217)             (15,628)
  Loss in limited liability                (55,148)             (35,973)
company
  Capitalized software costs              (183,388)            (178,153)
------------------------------------------------------------------------
Net deferred tax                    $            -                    -


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

During the six month period ended February 29, 2004, the Company increased its valuation allowance for deferred tax assets and increased the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $263,753 at February 29, 2004. In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $698,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At February 29, 2004, we had approximately $3.0 million of tax operating loss carryforwards, of which approximately 80% do not begin to expire until our fiscal year 2019.

RESULTS OF OPERATIONS
---------------------

Following is selected financial information for each of our reportable segments for the three and six month periods ended February 29, 2004 and February 28, 2003.


Component Product Technologies Segment
--------------------------------------

                                 Three Months Ended                          Six Months Ended
                February     February    Dollar    Percent    February   February    Dollar    Percent
                29, 2004     28, 2003  (Decrease) (Decrease)  29, 2004   28, 2003  (Decrease) (Decrease)
---------------------------------------------------------------------------------------------------------

Revenue          $ 593,228    618,306    (25,078)    (4.06%)  $1,082,475  1,406,816  (324,341)  (23.05%)
                 ----------  ---------  ---------  ---------  ----------- ---------- ---------  --------

Operating income $  46,641    120,309    (73,668)   (61.23%)  $    4,501    408,957  (404,456)  (98.90%)
                 ----------  ---------  ---------  ---------  ----------- ---------- ---------  --------
Operating income      7.86%     19.46%                              0.42%     29.07%
 as % of revenue ----------  ---------                        ----------- ----------



Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) web-based Viewer, ScanFix(R), Prizm(R) Image Processing, Prizm(R) Gray, ViewDirector(TM) and FormFix(R) products. All revenue is derived from external sources.

The profitability of this segment has historically depended on our ability to secure significant sales of multiple licenses and/or royalties to individual customers. For the second quarter ended February 28, 2003 one customer accounted for 11% of the total revenue for the segment. Another customer accounted for
17% of revenue for the six month period ended February 28, 2003.   No one
customer accounted for greater than 10% of total segment revenue for the three or six month periods ended February 29, 2004. The lack of significant multiple license and/or royalty sales to individual customers contributed to the decline in revenue and operating results during the current three and six month periods compared to the same periods last year.

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

 Assessment Scoring Technologies Segment
----------------------------------------


                         Three Months Ended                        Six Months Ended
                  February 29,2004   February 28, 2003  February 29, 2004  February 28, 2003
--------------------------------------------------------------------------------------------
Revenue            $   100,294              23,250             122,377            48,439
                      ---------           ---------        ------------       -----------
Operating loss     $   (44,326)           (149,547)            (85,844)         (357,011)
                      ---------           ---------        ------------       -----------


The financial results for this segment reflect operating activities associated with the license and support of our Digital Mark Recognition(TM) ("DMR(R)") software product and our 50% equity interest in VSC Technologies, LLC, an entity that we formed with Measurement Incorporated in October 2002. Revenue for the three and six month period ended February 29, 2004 was derived from the license of DMR and the resale of scanner equipment to Measurement Incorporated. Revenue for the comparable prior periods was also derived from the license of DMR to Measurement Incorporated.

We have an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. The segment's operating expenses were reduced by approximately $57,000 and $133,000, for the three month periods ended February 29, 2004 and February 28, 2003, respectively, and $144,000 and $202,000 for the six month periods ended February 29, 2004 and February 28, 2003, respectively, for such software development services. Fifty percent of the software development services were billed to the LLC and 50% were recorded as an increase to our investment in the LLC. Additionally, during the prior year first quarter and prior to the formation of the LLC we received approximately $23,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center
software product.   Of that amount, $21,000 was recorded as reduction to
capitalized software development costs and the remaining $2,000 reduced our research and development expense.

The decrease in operating loss for the three and six months ended February 29, 2004 compared to the same periods last year primarily resulted from a reduction in sales and marketing activities, lower DMR development costs, and lower professional fees that were applicable in the prior period for closing the LLC transaction. The operating loss for the current and prior second quarter included approximately $24,000 and $23,000, respectively, for our 50% share of the LLC net loss. For the current and prior six month periods, our 50% share of the LLC net loss approximated $48,000 and $49,000, respectively.

Measurement Incorporated is currently using the Virtual Scoring Center software product on a limited basis for its own scoring operation. Based on their use of the software, we believe that additional investment in the design and development of the product will be required to make it more viable for both Measurement Incorporated's and other general commercial use. Accordingly, we are not yet actively marketing the product for license to third parties.

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

Total Company Operating Results
--------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating income (loss) to our total net loss for the three and six month periods ending February 29, 2004 and February 28, 2003.


                                      Three Months Ended           Six Months Ended
                                   February 29,  February 28,   February 29,  February 28,
                                      2004          2003           2004          2003
                                   -------------------------------------------------------
Total company revenue              $  693,522       641,556      1,204,852      1,455,255
                                   -----------   -----------    -----------   ------------
Operating income (loss) for
  reportable segments                   2,315       (29,238)       (81,343)        51,946
Unallocated corporate expenses       (122,147)      (90,291)      (237,126)      (177,472)
Interest income                         4,730         5,183          8,841         10,455
Interest expense                       (1,161)       (4,019)        (4,811)        (8,214)
Sale of property                        6,414             -       (260,123)             -
Sale of technology                          -        66,277              -         99,960
Other, net                              2,323           (47)         3,904           (837)
Income tax expense                          -       473,938              -        484,500
                                   -----------  ------------    -----------   ------------
  Net loss                         $ (107,526)     (526,073)      (570,658)      (508,662)
                                   ===========   ===========    ===========   ============
Loss per share:
  Basic                            $    (0.01)        (0.04)         (0.04)         (0.04)
  Diluted                               (0.01)        (0.04)         (0.04)         (0.04)
                                   ===========   ===========    ===========   ============



A decrease in revenue from our Component Product Technologies segment accounted for the decline in total company revenue for the current six month period and negatively impacted our segment operating and total company net results at February 29, 2004 compared to the same six month period last year. Unallocated corporate expenses increased for both the three and six month periods ended February 29, 2004 compared to the same periods last year because of director's and officer's insurance, board of directors' fees and professional fees associated with strategic planning activities.

The net loss for the six month period ended February 29, 2004 was also impacted by a loss on the sale of our Company's headquarters building (see "Sale of Property" in the Notes to the Condensed Financial Statements for further information).

Net loss for the three and six month periods ended February 28, 2003, included recognition of a portion of the $155,000 gain realized upon our transfer of the Virtual Scoring Center technology to the LLC. The unrecognized portion of the gain was deferred and recognized in income during the prior year as we continued to fulfill our ongoing commitment to fund our 50% share software development costs.

The income tax provision for the six months ended February 28, 2003, included a deferred tax benefit of $17,495 and an increase in the valuation allowance for deferred tax assets of $501,995. During the second quarter of the prior fiscal year we made the decision to increase our valuation allowance and reduce the carrying amount of our net deferred tax assets because of our history of pre-tax losses and because our ability to time the closing of significant revenue opportunities was becoming more difficult.

During the six month period ended February 29, 2004, the Company increased its valuation allowance for deferred tax assets and increased the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $263,753 at February 29, 2004. In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $698,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At February 29, 2004, we had approximately $3.0 million of tax operating loss carryforwards, of which approximately 80% do not begin to expire until our fiscal year 2019.


FINANCIAL CONDITION
-------------------

Working capital at February 29, 2004 was $1,020,795 with a current ratio of 2.7:1, compared to $949,250 with a current ratio of 2.5:1 at August 31, 2003.

Net cash used in operations for the six months ended February 29, 2004 was approximately $63,000. Our negative operating cash position primarily reflects the impact of reduced revenue on our operating results during the current six month period.

Net cash provided by investing activities for the six months ended February 29, 2004 approximated $327,000 which included approximately $431,000 in net proceeds from the sale of our headquarters building and an approximate $155,000 distribution from VSC Technologies LLC. Pursuant to our agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The $586,000 collectively received from the building sale and the LLC cash distribution was offset by approximately $156,000 in software development costs for investment in new and enhanced software products and the approximate $78,000 cash investment for our share of LLC software development and other operating costs.

Net cash flows used in financing activities during the six month period ended February 29, 2004 approximated $198,000 and primarily represented the pay off of our building mortgage upon final sale of the headquarters building.

In January 2004 we renewed our line of credit with a bank that provides for borrowing based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $500,000, of which approximately $177,000 was available to us at February 29, 2004. The maximum borrowing amount was reduced to $500,000 from the $1,000,000 provided in the prior year based on our history of eligible accounts receivable. There was no balance outstanding against our line of credit at February 29, 2004.

We anticipate that our existing working capital, which includes the $239,426 we received upon final sale and mortgage pay off on the headquarters building and the annual cash distribution that we received pursuant to our agreement with the LLC, and our line of credit will be adequate to meet our current obligations and current operating and capital requirements.

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


                         Registrant: TMS, Inc.


Date:  April 13, 2004   /s/ Deborah D. Mosier
       ---------------- -----------------------
                        Deborah D. Mosier, President and Chief Financial Officer
                        Principal Executive and Financial Officer