Form 10QSB
period 2004-05-31
TMS INC /OK/
filed 2004-06-30
CIK 835412

U.S. SECURITIES AND EXCHANGE COMMISSIION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

May 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

to

Commission File Number 0-18250

TMS, Inc

(Exact name of small business issuer as specified in its charter)

OKLAHOMA

91-1098155

(State or other jurisdiction of

(IRS Employer Identification No)

incorporation or organization)

206 West Sixth Street

Post Office Box 1358

Stillwater, Oklahoma 74076

(Address of principal executive offices)

(405) 377-0880

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of Each Class

Outstanding at June 30, 2004

Common stock, par value $.05 per share

13,112,659

Transitional Small Business Disclosure Format (check one):

Yes [   ]

No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
May 31, 2004 and August 31, 2003

	May 31,
	2004	August 31,
	(unaudited)	2003*
Cash	$ 1,171,344	1,129,470
Trade accounts receivable, net	131,211	387,802
Custom development work in process	156,876	-
Due from related parties	42,323	29,779
Prepaid expenses and other current assets	48,329	33,295
Deferred income taxes	8,210	8,431
Total current assets	1,558,293	1,588,777
Property and equipment	569,631	2,449,567
Accumulated depreciation and amortization	(465,986)	(1,639,414)
Net property and equipment	103,645	810,153
Capitalized software development costs, net	473,065	469,319
Other assets	42,180	42,863

Total assets	$ 2,177,183	$ 2,911,112

Current portion of long-term debt	-	31,320
Accounts payable	76,898	109,204
Accrued payroll expenses	136,140	197,423
Deferred revenue	293,742	301,580
Total current liabilities	506,780	639,527

Long-term debt, net of current installments	-	166,950
Investment in limited liability company	136,313	38,392
Deferred income taxes	8,210	8,431
Total liabilities	651,303	853,300
Common stock	655,633	655,633
Additional paid-in capital	11,348,883	11,348,883
Accumulated deficit	(10,478,636)	(9,946,704)
Total shareholders' equity	1,525,880	2,057,812

Total liabilities and shareholders' equity	$ 2,177,183	2,911,112

*Condensed from audited financial statements.

See accompanying notes to condensed
financial statements.

TMS, Inc.
Condensed Statements of Operations(unaudited)
Three and Nine Months Ended May 31, 2004 and May 31, 2003

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Licensing and royalties	$ 380,138	377,302	1,156,039	1,537,087
Custom software development	168,106	-	190,688	-
Customer support and maintenance	168,140	150,659	496,297	445,244
Other revenue	-	64,750	78,212	65,635
Total revenue	716,384	592,711	1,921,236	2,047,966
Cost of revenue	167,649	194,925	448,816	459,080
Selling, general and administrative expense	390,748	439,942	1,249,216	1,419,587
Research and development expense	106,544	178,667	441,827	466,991
Loss in limited liability company	(15,296)	(55,873)	(63,699)	(104,530)
Operating income (loss)	36,147	(276,696)	(282,322)	(402,222)
Other (expense) income:
Sale of property	-	-	(260,123)	-
Sale of technology	-	45,296	-	145,256
Other, net	3,994	3,204	11,928	4,608
Income (loss) before income taxes	40,141	(228,196)	(530,517)	(252,358)
Income tax expense	1,415	-	1,415	484,500
Net income (loss)	$ 38,726	(228,196)	(531,932)	(736,858)
Basic income (loss) per share	$ 0.00	(0.02)	(0.04)	(0.06)
Weighted average common shares	13,112,659	13,112,659	13,112,659	13,112,659
Diluted income (loss) per share	$ (0.00)	$ (0.02)	$ (0.04)	$ (0.06)

Weighted average basic and diluted shares	13,112,659	13,112,659	13,112,659	13,112,659
See accompanying notes to condensed
financial statements.

TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Nine Months Ended May 31, 2004 and May 31, 2003
	May 31,	May 31,
	2004	2003
Net cash flows provided by
operating activities	$ 24,463	482,338
Cash flows from investing activities:
Purchases of property and equipment	(31,509)	(35,233)
Capitalized software development costs	(222,363)	(181,670)
Proceeds from sale of technology	-	250,000
Proceeds from sale of property	431,226	-
Investment in limited liability company	(120,702)	(183,244)
Distribution from limited liability company	154,922	200,000
Other, net	4,107	1,541
Net cash provided by investing activities	215,681	51,394
Cash flows from financing activities:
Repayments of long-term debt	(198,270)	(21,655)
Net cash used in financing activities	(198,270)	(21,655)
Net increase in cash	41,874	512,077
Cash at beginning of period	1,129,470	783,550
Cash at end of period	$ 1,171,344	1,295,627
Non-cash investing and financing activities:
Investment in limited liability company through contribution of technology	$ -	94,939

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

The unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. All adjustments are normal and recurring, except for the impairment write-down discussed in “Sale of Property” footnote below.

Interim results are subject to year-end adjustments and audit by independent auditors.  The financial data for the interim periods may not necessarily be indicative of the results expected for the year.

Sale of Property

On December 31, 2003 the Company sold its corporate headquarters’ building located in Stillwater, Oklahoma.  The new owner of the building is an individual, Jevon Nasalroad, who purchased the property for investment purposes. The Company is now a tenant in the building and has leased approximately 5,500 square feet of space for a minimum of two years at an annual cost of approximately $56,000. The contracted purchase price of the building was $460,000.  The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage.

During the first quarter ended November 30, 2003, the Company’s net loss included a $266,537 write-down to reflect an impairment of the value of the property sold.  The amount of the impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for the final sale. During the second quarter ended February 29, 2004, the Company adjusted the impairment cost from $266,537 to $260,123 to reflect the actual final loss on the building sale.

Net Income (Loss) Per Share

Options to purchase 413,974 and 538,974 shares of common stock at prices ranging from $.125 to $.40 per share were outstanding at May 31, 2004 and May 31, 2003, respectively, but were not included in the computation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of common shares. The Company had total options outstanding to purchase 413,974 and 538,974 shares of common stock at May 31, 2004 and May 31, 2003, respectively. All options expire during periods through the year 2008.

Related Party Transactions

Revenue for the nine month period ended May 31, 2004 included approximately $123,000 for the sale of an image scanner and software to Measurement Incorporated, the Company’s partner in VSC Technologies, LLC. Revenue for the three and nine month periods ended May 31, 2003 included approximately $67,000 and $113,000 for the sale of image scanners and software to Measurement Incorporated.

The Company currently has an agreement with the LLC whereby its employees provide software development services at a fixed rate per hour.  For the three and nine month periods ended May 31, 2004 the Company billed the LLC approximately $72,000 and $215,000, respectively, for software development services, and for the three and nine month periods ended May 31, 2003 the Company billed the LLC approximately $91,000 and $292,000, respectively, for software development services. Fifty percent of such services related to Measurement Incorporated’s obligation to fund LLC software development and the remaining 50% increased the Company’s investment in the LLC.  At May 31, 2004 “Due from related parties” included approximately $36,000 from the LLC for software development services and approximately $7,000 for other general and administrative costs.

The Company’s agreement with the LLC includes a provision that allows the Company to receive cash distributions at the end of each calendar year for five years beginning December 31, 2002.  Eligibility for such distributions, which are subject to certain maximum amounts that graduate downward over the five-year period, are based on whether the Company’s financial return from the LLC is at least equal to the amount of software development cost that the Company has invested in the LLC.  When and if the LLC becomes profitable, the Company would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC.  During the quarter ended February 29, 2004, the Company received a $150,000 cash distribution from the LLC which decreased the Company’s investment in the LLC.

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

We believe that the Virtual Scoring Center technology does not infringe the NCS Pearson patents and we designed that technology to carefully avoid infringement, but we cannot assure you that we will be successful in our claims or our defense against NCS Pearson’s counterclaims.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Computer Software Costs

We capitalize our software development product costs after we have established technological feasibility and prior to the release of our products for sale.  Such costs are primarily based on the salaries of our employees and contractors that contribute to the development of our products, including a factor for related overhead.  Once a product is released for sale, we begin amortizing the capitalized costs on a straight-line basis over the product’s estimated economic life.  On a periodic basis, we compare the unamortized costs of our products to their estimated net realizable values.  If our estimates of net realizable value fall below the unamortized product costs, the excess is charged directly to operations to reflect impairment.  For the nine month periods ended May 31, 2004 and May 31, 2003, we incurred approximately $4,000 and $26,000 respectively, of charges for impairment of capitalized software development.

Revenue

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

Our revenue also includes amounts related to the performance of custom software development services.  Such revenue is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete.  Provisions for losses, if any, are recorded at the time such losses are known.

Income Taxes

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

	May 31, 2004	August 31, 2003
Deferred tax assets:
Tax operating loss carryforwards	$1,124,880	911,691
Other	37,056	34,731
Total gross deferred tax assets	1,161,936	946,422
Less valuation allowance	904,496	716,668
Net deferred tax assets	257,440	229,754
Deferred tax liabilities:
Property and equipment	(14,226)	(15,628)
Loss in limited liability company	(63,639)	(35,973)
Capitalized software costs	(179,575)	(178,153)
Net deferred tax	$-	-

Deferred tax assets are recognized when it is more likely than not that those benefits from deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.

During the nine month period ended May 31, 2004, the Company increased its valuation allowance for deferred tax assets and increased the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $257,440 at May 31, 2004.  In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $682,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At May 31, 2004, the Company had approximately $3.0 million of tax operating loss carryforwards, of which approximately 79% do not begin to expire until our fiscal year 2019.

RESULTS OF OPERATIONS

Following is selected financial information for each of our reportable segments for the three and nine month periods ended May 31, 2004 and May 31, 2003.

Component Product Technologies Segment

	Three Months Ended				Nine Months Ended
	May 31, 2004	May 31, 2003	Dollar Increase	Percent Increase	May 31, 2004	May 31, 2003	Dollar (Decrease)	Percent (Decrease)

Revenue	$ 706,759	524,711	182,048	35%	$1,789,234	1,931,527	(142,293)	(7.4%)

Operating income (loss)	$ 201,196	(63,979)	265,175	414%	$ 205,697	344,978	(139,281)	(40.4%)

Operating income (loss) as % of revenue	28.5%	(12.2%)			11.5%	17.9%

Revenue from the component product technologies segment is primarily derived from licensing, royalties, custom development and customer support and maintenance of our Prizm® web-based Viewer, ScanFix®, Prizm® Image Processing, Prizm® Gray, ViewDirector™ and FormFix® products.  All revenue is derived from external sources.

For the three and nine month periods ended May 31, 2004, revenue from custom software development services accounted for approximately $168,000, or 24%, and $191,000, or 11%, of the total revenue for the segment, respectively.  No custom software development was included in revenue for the comparable three and nine month periods last year and was the primary reason for the overall increase in revenue for the current year third quarter. Increased revenue from custom software development services was offset by lower licensing and royalty revenue for both the three and nine month periods ended May 31, 2004.

We believe that the lack of widespread adoption of color and gray image processing technologies in the document management marketplace has impacted our ability to not only improve revenue for this segment, but also replace licensing and royalty revenue from our more mature viewing and black and white image processing products.   Additionally, we believe that licensing and royalty revenue from our viewing technology may continue to be impacted by increased competition from low or no cost web-based viewing technologies and the expected increase in demand for document images to be created or converted to Adobe’s PDF file format. The document management marketplace is also expected to continue to migrate to more specialized technology solutions applicable to niche markets or industries.  Our products have typically been applicable across many types of document imaging technology solutions, and although we have development plans that include certain specialized applications, which may continue to include more custom software development, there can be no assurance that we will be successful in penetrating our targeted niche markets.

The profitability of this segment has historically depended on our ability to secure significant sales of multiple licenses and/or royalties to individual customers. For the third quarter ended May 31, 2004 and 2003 one customer accounted for 23% and 14% of the total revenue for the segment, respectively.  For the nine month period ended May 31, 2003 one customer accounted for 13% of the total segment revenue.  No one customer accounted for greater than 10% of total segment revenue for the nine month period ended May 31, 2004. The lack of significant multiple license and/or royalty sales to individual customers contributed to the decline in revenue and operating results during the current nine month period compared to the same period last year.

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

Assessment Scoring Technologies Segment

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Revenue	$ 9,625	68,000	132,002	116,439

Operating loss	$ (75,915)	(147,002)	(161,759)	(504,013)

The financial results for this segment reflect operating activities associated with the license and support of our Digital Mark Recognition™ (“DMR®”) software product and our 50% equity interest in VSC Technologies, LLC, an entity that we formed with Measurement Incorporated in October 2002.  Revenue for the three and nine month period ended May 31, 2004 was primarily derived from the license of DMR and the resale of scanner equipment to Measurement Incorporated.  Revenue for the comparable prior periods was also primarily derived from the license of DMR and resale of scanner equipment to Measurement Incorporated.

We have an agreement with the LLC whereby we provide software development services, at a fixed rate per hour.  The segment’s operating expenses were reduced by approximately $72,000 and $91,000, for the three month periods ended May 31, 2004 and 2003, respectively, and $215,000 and $292,000 for the nine month periods ended May 31, 2004 and 2003, respectively, for such software development services. Fifty percent of the software development services were billed to the LLC and 50% were recorded as an increase to our investment in the LLC. Additionally, during the prior year first quarter and prior to the formation of the LLC we received approximately $23,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center software product.   Of that amount, $21,000 was recorded as reduction to capitalized software development costs and the remaining $2,000 reduced our research and development expense.

The decrease in operating loss for the three and nine months ended May 31, 2004 compared to the same periods last year primarily resulted from a reduction in sales and marketing activities, lower DMR development costs, and lower professional fees that were applicable in the prior period for closing the LLC transaction.  The operating loss for the current and prior third quarter included approximately $15,000 and $56,000, respectively, for our 50% share of the LLC net loss. For the current and prior nine month periods, our 50% share of the LLC net loss approximated $64,000 and $104,000, respectively.

Measurement Incorporated is currently using the Virtual Scoring Center software product on a limited basis for its own scoring operation. Based on their use of the software, we believe that additional investment in the design and development of the product will be required to make it more viable for both Measurement Incorporated’s and other general commercial use. Accordingly, we are not yet actively marketing the product for license to third parties.

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

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments’ operating income (loss) to our total net income (loss) for the three and nine month periods ending May 31, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Total company revenue	$ 716,384	592,711	1,921,236	2,047,966

Operating income (loss) for
reportable segments	125,281	(210,981)	43,938	(159,035)
Unallocated corporate expenses	(89,134)	(65,715)	(326,260)	(243,187)
Interest income	3,994	5,715	12,835	16,171
Interest expense	-	(3,970)	(4,811)	(12,184)
Sale of property	-	-	(260,123)	-
Sale of technology	-	45,296	-	145,256
Other, net	-	1,459	3,904	621
Income tax expense	1,415	-	1,415	484,500

Net income (loss)	$ 38,726	(228,196)	(531,932)	(736,858)

Income (loss) per share:
Basic	$ 0.00	(0.02)	(0.04)	(0.06)
Diluted	0.00	(0.02)	(0.04)	(0.06)

Lower costs from our Assessment Scoring Technologies segment was the primary factor that contributed to the improvement in total segment operating results for the current nine month period ended May 31, 2004 as compared to the same period last year. Increased revenue from custom software development projects along with lower costs in the Assessment Scoring Technology segment were the primary factors that contributed to the improved total segment operating results for the current three month period ended May 31, 2004. Unallocated corporate expenses increased for both the three and nine month periods ended May 31, 2004 compared to the same periods last year because of director’s and officer’s insurance, board of directors’ fees and professional fees associated with strategic planning activities.

The net loss for the nine month period ended May 31, 2004 was also impacted by a loss on the sale of our Company’s headquarters building (see “Sale of Property” in the Notes to the Condensed Financial Statements for further information).

Net loss for the three and nine month periods ended May 31, 2003, included recognition of a portion of the $155,000 gain realized upon our transfer of the Virtual Scoring Center technology to the LLC. The unrecognized portion of the gain was deferred and recognized in income during the prior year as we continued to fulfill our ongoing commitment to fund our 50% share software development costs.

The income tax provision for the nine months ended May 31, 2003, included a deferred tax benefit of $94,656 and an increase in the valuation allowance for deferred tax assets of $579,156. During the second quarter of the prior fiscal year we made the decision to increase our valuation allowance and reduce the carrying amount of our net deferred tax assets because of our history of pre-tax losses and because our ability to time the closing of significant revenue opportunities became more difficult.

During the nine month period ended May 31, 2004, the Company increased its valuation allowance for deferred tax assets and increased the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $257,440 at May 31, 2004.  In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $682,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. At May 31, 2004, we had approximately $3.0 million of tax operating loss carryforwards, of which approximately 79% do not begin to expire until our fiscal year 2019. Income tax expense of $1,415 for the three and nine month period was paid to the state of North Carolina. We registered our business in North Carolina in the prior year because of our activities with the LLC.

FINANCIAL CONDITION

Working capital at May 31, 2004 was $1,051,513 with a current ratio of 3.1:1, compared to $949,250 with a current ratio of 2.5:1 at August 31, 2003.

Net cash provided by operations for the nine months ended May 31, 2004 was approximately $24,000 despite our net loss of approximately $532,000 for the same period. Our net loss for the current nine months included approximately $518,000 in noncash items related to the sale of the building and recurring depreciation and amortization expense.

Net cash provided by investing activities for the nine months ended May 31, 2004 approximated $216,000 which included approximately $431,000 in net proceeds from the sale of our headquarters building and an approximate $155,000 distribution from VSC Technologies LLC.  Pursuant to our agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002.  We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC.  The $586,000 collectively received from the building sale and the LLC cash distribution was offset by approximately $222,000 in software development costs for investment in new and enhanced software products and the approximate $121,000 cash investment for our share of LLC software development and other operating costs.

Net cash flows used in financing activities during the nine month period ended May 31, 2004 approximated $198,000 and primarily represented the pay off of our building mortgage upon final sale of the headquarters building.

In January 2004 we renewed our line of credit with a bank that provides for borrowing based on a percentage of certain eligible trade accounts receivable.  The maximum borrowing under the line of credit is $500,000. The maximum borrowing amount was reduced to $500,000 from the $1,000,000 provided in the prior year based on our history of eligible accounts receivable.  At May 31, 2004, approximately $188,000 was available for borrowing under the line of credit.  There was no balance outstanding against our line of credit at May 31, 2004.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  FIN 46 sets forth guidance to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

We have a 50% equity interest in VSC Technologies, LLC.  The LLC qualifies as a variable interest entity.   An equity investor is required to consolidate a variable interest entity if it is deemed the “primary beneficiary”. The primary beneficiary is defined as the investor that is expected to either absorb the majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  We are in the process of evaluating whether we qualify as the primary beneficiary of the LLC. If we are required to consolidate the LLC in accordance with this Interpretation, the financial effects will be implemented in our second quarter of fiscal 2005.   We have also evaluated our exposure to economic loss as a result of our involvement with the LLC, and estimate that from the inception of the LLC in October 2002 through December 31, 2005, that our maximum exposure to economic loss approximates $250,000.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31

Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32

Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  TMS, Inc

Date:

June 30, 2004

/s/ Deborah D. Mosier

Deborah D. Mosier, President and Chief Financial Officer

Principal Executive and Financial Officer