Form 10KSB
period 2004-08-31
TMS INC /OK/
filed 2004-11-10
CIK 835412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT Under section 13 or 15(d) of The Securities Exchange Act of
     1934
                                       For the fiscal year ended August 31, 2004


[ ] TRANSITION REPORT Under section 13 or 15(d) of The Securities Exchange Act of 1934

                          For the transition period from __________to __________

                                               Commission File Number: 000-18250


                                    TMS, Inc.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

          Oklahoma                                      91-1098155
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

         206 West 6th Avenue
             P.O. Box 1358
         Stillwater, Oklahoma                            74076
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number  (405) 377-0880

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.05 par value
                         -----------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES [X]  NO ___

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for its most recent fiscal year were $2,927,072

     As of October 31, 2004 the aggregate market value of voting stock held by nonaffiliates of such stock was $1,713,438 (based on the average bid and asked price of such common equity on such date).

     As of October 31, 2004 there were 13,121,659 shares of Common Stock, $.05 par value, outstanding.

     Transitional Small Business Disclosure Format: YES ___  NO [X]

Form 10-KSB
for the fiscal year ended August 31, 2004

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I ....................................................................

Item 1.  Description of Business ..........................................

Item 2.  Description of Property ..........................................

Item 3.  Legal Proceedings ................................................

Item 4.  Submission of Matters to a Vote
         of Security Holders ..............................................

PART II ...................................................................

Item 5.  Market for Common Equity and
         Related Stockholder Matters ......................................

Item 6.  Management's Discussion and
         Analysis or Plan of Operation ....................................

Item 7.  Financial Statements .............................................

Item 8.  Changes In and Disagreements
         With Accountants on Accounting
         and Financial Disclosure

Item 8A. Controls and Procedures ..........................................

Item 8B. Other Information ................................................

PART III ..................................................................

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of
the Exchange Act ..........................................................

Item 10. Executive Compensation ...........................................

Item 11. Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder
Matters ...................................................................

Item 12. Certain Relationships and Related Transactions ...................

Item 13. Exhibits .........................................................

Item 14. Principal Accountant Fees and Services ...........................

Signatures ................................................................

Index to Financial Statements and
         Financial Statement Schedule .....................................

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

Component Product Technologies
         Software toolkits for:
                  o   Image Viewing
                  o   Image Enhancement
                  o   Forms Processing
                  o   Color Image Processing
         Software applications for:
                  o  Web-based Image Viewing
                  o  Image Enhancement for Black and White Images
                  o  Image Enhancement for Color and Grayscale Images

         Assessment Scoring Products
                  o  Virtual Scoring Center
                  o  Digital Mark Recognition

     In October 2002, we acquired a 50% membership interest in VSC Technologies, LLC, a new entity that we formed with Measurement Incorporated, a provider of writing and performance assessment hand-scoring services. VSC Technologies, LLC, was formed to further develop the Virtual Scoring Center technology and license it to those in the education market that can benefit from using image-based technology to score tests. We assigned all of our rights in the Virtual Scoring Center technology upon formation of the new entity.

     On August 5, 2004, we entered into an agreement to sell substantially all of our assets to Pegasus Imaging Corporation ("Pegasus"). The terms of the transaction along with a plan of liquidation of TMS (the "Company"), will be submitted to shareholders for approval at a special meeting to be held on December 17, 2004. Our membership interest in VSC Technologies, LLC is not part of the asset sale to Pegasus, however in September 2004, we reached an agreement in principle to sell our 50% membership interest in the LLC to Measurement Incorporated. Immediately upon shareholder approval, we plan to close the asset sale to Pegasus simultaneously with the sale of our membership interest to Measurement Incorporated and then at some future date, which is not currently estimable, we plan to make a one-time cash distribution to shareholders and liquidate the Company.

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

Image Viewing Toolkits
----------------------
ViewDirector(TM) imaging toolkit--ViewDirector(TM) products are software development tools that provide image display capabilities for black and white and color imaging applications. The ViewDirector tools are typically used to enable existing applications to display images or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C/C++ libraries or as an ActiveX control. We previously offered a feature limited version of the ViewDirector ActiveX control to facilitate viewing via a web server in the Microsoft Internet Explorer web browser environment under the Prizm brand name, but discontinued support for that product during fiscal year 2003. We license ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product internally to develop proprietary software. Users agree to pay us a royalty for each computer workstation or server on which they use the product.

Image Viewing Applications
--------------------------
Prizm(R) browser-based Viewer-- The Prizm(R) browser-based Viewer is an application that extends the capabilities of Microsoft Internet Explorer and Netscape browsers, delivering the ability to view, manipulate, annotate and print even the largest TIFF, JPEG and other compressed images as well as PDF files. The Prizm Viewer allows users to view, manipulate, annotate and print PDF files using the same interface they currently use for TIFF and other document image types. The Viewer offers batch printing, virtual multi-page documents, image annotation and optical character recognition for text extraction, hyperlinking and magnifying capabilities at each user's desktop. Cache encryption and support for secure servers allows the Prizm Viewer to support organizations with regulatory requirements to provide secure transmission of document images. We sell a unit of the product for each individual user. Units are sold both to corporate users in high volumes and on a single copy basis through our web site. The product is supported on the Windows, Macintosh and UNIX platforms.

Image Enhancement Toolkits
--------------------------
ScanFix(R) bitonal image enhancement toolkit-- ScanFix(R) software technology automatically enhances black and white scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. The ScanFix C/C++ libraries and ActiveX control are used in virtually all types of document imaging applications, especially where optical character recognition
(OCR) processing is required to create smaller file sizes, and higher OCR read rates. We license the ScanFix toolkit to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations and service bureaus. Users agree to pay us a royalty for each computer workstation on which they use the product.

Image Enhancement Application
-----------------------------
ScanFix(R) bitonal image optimizer-- The ScanFix(R) bitonal image optimizer is a stand-alone application that offers service bureaus, corporate clients, small office/home office and individual users the functionality of the ScanFix toolkit for black and white images. We primarily sell the ScanFix bitonal image optimizer through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit
------------------------
FormFix(R) forms processing toolkit-- We market the FormFix(R) toolkit to customers that have highly-skilled development staffs to develop custom applications for high volume data capture systems, as well as to independent software vendors who provide forms processing tailored to specific vertical markets such as the healthcare market. Customers can create custom forms processing applications for black and white scanned images with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can then be read by optical character recognition systems and converted for use in relational databases, billing systems and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims.

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

Color Image Processing Toolkits
-------------------------------
Prizm(R) Image Processing toolkit-- The Prizm IP developer tools are available as either a C/C++ toolkit or a COM/ActiveX control and are employed by independent software vendors and service bureaus to deskew, crop, drop and extract colors from continuous tone (color and grayscale) document images. The Prizm color IP toolkit also includes a module specifically designed for bitonal, color and grayscale forms processing which extends the feature set available in our current FormFix product to include color and grayscale form identification, registration and removal, as well as a method of quickly adding new form templates improving accuracy and speed.

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

Grayscale Image Processing Application
--------------------------------------
Prizm(R) Gray-- We launched the Prizm(R) Gray application in November 2002, targeting service bureaus who convert microfilm and microfiche to digital images. The Prizm Gray application is an integrated system, built on the Prizm IP toolkit, that provides the ability to efficiently manipulate and process continuous tone (grayscale and color) images, with a feature set targeted at users converting microfiche and microfilm to image. The Prizm Gray application is designed to replace on-scanner enhancement processes that slow microfilm and microfiche scanners down, reducing throughput. We sell the Prizm Gray application through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and scanner distributors.

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

     We currently employ three people in the marketing and sale of our component products. Since the announcement of the pending asset sale to Pegasus, 2 full-time salaried marketing and sales employees have resigned from the Company. Therefore, on October 16, 2004, we secured a management consulting contract with Pegasus, whereby Pegasus is providing marketing and sales personnel to supplement our existing personnel in an effort to operate our business in the ordinary course, at least through December17, 2004, which is the date at which the TMS' shareholders will vote at a special meeting to approve or disapprove the sale of substantially all of our assets to Pegasus (see "Proposed Sale of Assets to Pegasus and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below).


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

Web-based Scoring
-----------------
VSC(R) Virtual Scoring Center--The VSC system, which we partly own through our 50% equity interest in VSC Technologies, LLC, (see "Note 10" to the Financial Statements) is an integrated system that provides the ability to efficiently score large-scale student assessments using imaging technology. Designed to replace traditional paper-based scoring processes, the VSC system consists of two primary modules: a workstation-based system for scanning documents and capturing student demographic information and selected response (i.e. multiple choice, true/false) test items, and a web-based system for scoring handwritten student responses (i.e. essay, short answer, proofs and diagrams for mathematics and science, etc.). Imaging technology is used throughout the system to efficiently process student assessment documents.

Digital Mark Recognition
------------------------
DMR(R) engine-- The Digital Mark Recognition(TM) ("DMR") engine is patented software designed to replace the need for traditional hardware-based optical mark recognition technology. High-end optical mark recognition is typically performed using specialized hardware that measures the light reflectivity of paper to determine if a pencil-lead mark is present in any of the pre-defined response locations. Optical mark recognition is generally employed in scoring "bubble tests." Using our core imaging technology and expertise, we have created software-based imaging technology that we believe rivals the output of the mechanical optical mark recognition scanners. This technology analyzes digital grayscale or color images in computer memory rather than optically measuring reflectivity directly from the paper. The analysis of the digital images produce substantially similar results compared to the mechanical reflectivity scanners, using commercially available grayscale or color scanners and forms printed from a variety of print sources. DMR technology offers a viable alternative to hardware based scoring systems that cannot take advantage of imaging technology.

ASSESSMENT SCORING PRODUCT MARKETS

The Virtual Scoring Center product is currently being used by Measurement Incorporated ("MI"), our 50% partner in VSC Technologies, LLC. MI typically contracts with state departments of education, other educational agencies, and private businesses to develop and score educational tests. MI specializes in the development and hand scoring of essay exams and open-ended performance test items for students in kindergarten through college and at the professional level. VSC Technologies, LLC licenses the Virtual Scoring Center product to MI for its own internal use and MI remits royalties to the newly formed company based on that use. Additionally, the LLC eventually plans to market the Virtual Scoring Center product in the education market to educational testing companies, private and governmental departments of education, colleges, universities and other similar educational institutions which conduct testing, surveys or otherwise collect and/or archive information in or for education systems or institutions. This market appears poised for growth based on the passage of the "No Child Left Behind" Act of 2001 which requires America's schools to describe their success in terms of what each student accomplishes. Under the No Child Left Behind Act, accomplishments will predominantly be measured using standardized testing in almost every grade. This is expected to cause a significant increase in the volume of test items scored over the next several years and we believe may potentially create additional opportunities for scoring and scoring related technologies in this market.

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

Backlog
-------
As of October 31, 2004, we had a backlog of component product and assessment scoring product and software maintenance and custom software development revenue of approximately $327,000.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses
---------------------------------------------------------------------
The copyright laws permit us to copyright many aspects of our software. We have obtained copyright registrations for our software products and we expect to apply for additional registrations in the future as appropriate.

     We hold eight patents awarded by the United States Patent and Trademark office relating to our ScanFix product. These patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shading removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. The scope and extent of patent rights protecting computer software is evolving; therefore, we cannot be assured that the issuance of such patents will be upheld as valid or will prevent the development of competing products. In addition, in May 2004, we were awarded a patent from the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine.

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

     We have registered trademarks on the ScanFix, FormFix, DMR and Prizm marks when used in association with the Company's products. We have also developed, through use, common law trademark rights in ViewDirector, RasterView, InnerView and MasterView.

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

Research and Development
------------------------
We recognize the need to continually develop new and improved products. Near-term plans include:

o developing a schema to better control and deliver our products via the Internet;

o completing the incorporation of all ScanFix and FormFix bitonal technology into our Prizm IP toolkit and adding confidence values to further automate image processing;

o reducing the number of options and installs built with each product by developing an upgrade path for our products with scheduled service packs;

o    expanding our products to support the .NET platform

o continuing development of the Virtual Scoring Center product through our investment in VSC Technologies, LLC, which will include developing additional enhancements to our DMR technology.

     In fiscal years 2004 and 2003, we spent approximately $545,000 and $601,000, respectively, in research and development costs. Additionally, in those years, we capitalized software development costs of $232,000 and $325,000, respectively, related to new products and existing product enhancements. In fiscal years 2004 and 2003, we received funded development of $44,000 and $169,000 from certain customers to add and enhance features to the Prizm web-based Viewer product. In fiscal year 2003 prior to the October 2002 formation of VSC Technologies, LLC, we also received $23,000 in funded development from Measurement Incorporated to further develop the Virtual Scoring Center technology. The funded development dollars received in both years were either applied against research and development costs or capitalized software as appropriate.

Employees
---------
At August 31, 2004, we had 21 full-time salaried employees and 5 part-time hourly employees for a total of 26 employees. Our business depends in large part on our ability to attract and retain qualified technical, marketing and management personnel, and we must compete with larger and more established companies for such persons. Since the announcement of the pending asset sale to Pegasus, 3 full-time salaried employees have resigned from the Company and we terminated two part-time hourly employees.

     In October 2004, we secured a management consulting contract with Pegasus, whereby Pegasus is providing marketing, sales and technical personnel to supplement our existing personnel in an effort to operate our business in the ordinary course, at least through December 17, 2004, which is the date at which the TMS' shareholders will vote at a special meeting to approve or disapprove the sale of substantially all of our assets to Pegasus (see "Proposed Sale of Assets to Pegasus and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below).

Customers
---------
In fiscal 2004 and 2003, a single customer accounted for 17% and 15%, respectively, of our total revenue.

Sales to Foreign Customers
--------------------------
Approximately 13% and 19% of total revenues for fiscal years 2004 and 2003, respectively, are attributable to sales to foreign customers.

ITEM 2. DESCRIPTION OF PROPERTY

In December 2003, we sold our corporate headquarters' building located at 206 West Sixth Avenue in Stillwater, Oklahoma. We are now a tenant in the building and have leased approximately 5,500 square feet of space for a minimum of two years at a monthly cost of approximately $4,800. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage. We also have approximately 3,100 square feet of office space located at 5801 East 41st Street, Suite 600 in Tulsa, Oklahoma with a monthly rental of approximately $3,800.

ITEM 3. LEGAL PROCEEDINGS

We are a party to a lawsuit involving the Virtual Scoring Center technology we transferred to VSC Technologies, LLC. On October 23, 2002, we, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, we and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and us does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to our complaint, along with a set of counterclaims that assert infringement of thirteen of their patents. Discovery is commencing in this case and the parties have agreed on a discovery plan, which anticipates a trial date in or after October 2005.

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

     An injunction against us and VSC Technologies, LLC would be severely damaging to our business growth opportunities and our plans to exploit the Virtual Scoring Center technology. Measurement Incorporated has agreed to indemnify us against our costs and any liability arising in connection with the action against NCS Pearson. But that indemnification responsibility currently has certain dollar limitations and other conditions. Consequently, we may have financial exposure if we do not prevail in this action and the conditions for indemnification are not met or our costs and liability exceed the indemnification coverage. However, if we sell our membership interest in VSC Technologies, LLC to Measurement Incorporated as part of our plan of liquidation, which is currently pending shareholder approval, Measurement Incorporated has agreed to provide complete indemnification against our costs and any liability arising in connection with the action against NCS Pearson (see "Proposed Sale of Assets and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

Our common stock is traded in the over-the-counter market, and Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) quotes prices on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of our Common Stock for fiscal years 2004 and 2003. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC.

                                         Bid Prices
 Fiscal 2004                         High            Low
 --------------------------------------------------------------
 First Quarter              $        0.11            0.07
 Second Quarter                      0.15            0.08
 Third Quarter                       0.10            0.09
 Fourth Quarter                      0.13            0.10


 Fiscal 2003                         High            Low
 --------------------------------------------------------------
 First Quarter              $        0.16            0.14
 Second Quarter                      0.14            0.09
 Third Quarter                       0.11            0.08
 Fourth Quarter                      0.11            0.07


Dividends
---------

We have not declared nor paid any cash dividends since our incorporation. Any earnings we realize are expected to be reinvested in our business; however, the declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including, among others, our earnings, our financial condition and capital requirements (including working capital needs), and any arrangements restricting the payment of dividends.

     If our shareholders approve the sale of substantially all of our assets to Pegasus and our plan of liquidation at the special meeting of shareholders to be held on December 17, 2004, we currently estimate that we will distribute cash liquidation proceeds to shareholders of $0.145 to $0.16 per share. The amount of proceeds ultimately received, however, is dependent upon a number of conditions and events, many of which are beyond the power of the Company to control, including our ability to be dismissed from the litigation with NCS Pearson and the final purchase price from Pegasus which is dependent, in part, on collection of certain trade accounts receivable (see "Proposed Sale of Assets and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below).

Shareholders
------------

As of October 22, 2004, there were 690 shareholder accounts of record according to the records of our transfer agent. As of that date, we also had approximately 680 shareholders including beneficial owners holding shares in nominee.

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

     Except as otherwise indicated, the discussions in this section are without regard to our "Proposed Sale of Assets to Pegasus and Plan of Liquidation" which is described below.

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

Computer Software Costs - we capitalize our software development product costs after we have established technological feasibility and prior to the release of our products for sale. Such costs are primarily based on the salaries of our employees and contractors that contribute to the development of our products, including a factor for related overhead. Once a product is released for sale, we begin amortizing the capitalized costs on a straight-line basis over the product's estimated economic life. On a periodic basis, we compare the unamortized costs of our products to their estimated net realizable values. If our estimates of net realizable value fall below the unamortized product costs, the excess is charged directly to operations to reflect impairment. For our 2004 and 2003 fiscal years, we incurred approximately $4,000 and $26,000, respectively, of charges for impairment of capitalized software development.

Revenue - our revenue is primarily derived from the license of software toolkits and applications, royalties from customers based on those licenses, and fees for technical support and product maintenance. We recognize license and royalty revenue only after we have delivered the software, fulfilled all of our significant obligations, and resolved any significant uncertainties regarding customer acceptance. Technical support and product maintenance fees are deferred and recognized as revenue on a straight-line basis over the applicable contract period. Occasionally, technical support and product maintenance is bundled with a software license fee. In such cases, we estimate the fair value of our technical support and product maintenance obligations using the established fees that we charge to other customers. Such revenue is deferred as a separate element of the contract and recognized ratably over the applicable contract period. Any remaining revenue is then recorded as the software license fee.

     Our revenue also includes amounts related to the performance of custom software development services. Such revenue is recognized as the services are performed using the percentage-of-completion method and is deferred to the extent that customer billings or payments exceed the percentage complete. Provisions for losses, if any, are recorded at the time such losses are known.

Income Taxes - we account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

RESULTS OF OPERATIONS

     Following is selected financial information for each of our reportable segments for the 2004 and 2003 fiscal years ended August 31.

Component Product Technologies Segment

                                                     Dollar     Percent
                         2004          2003        (Decrease) (Decrease)
------------------ --------------- -------------- ----------- -----------
Revenue            $    2,792,196      2,925,928   (133,732)     (4.6%)
------------------ --------------- -------------- ----------- -----------
Operating  income  $      645,951        781,053   (135,102)    (17.3%)
------------------ --------------- -------------- ----------- -----------
Operating income
  as % of revenue           23.1%         26.7%
------------------ --------------- -------------- ----------- -----------


Revenue from the component product technologies segment is primarily derived from licensing, royalties, custom development and customer support and maintenance of our Prizm(R) web-based Viewer, ScanFix(R), Prizm(R) Image Processing, Prizm(R) Gray, ViewDirector(TM) and FormFix(R) products. All revenue is derived from external sources.

     In fiscal year 2004, one customer accounted for approximately $484,000, or 17%, of total revenue for this segment. In fiscal year 2003, that same customer accounted for approximately $460,000, or 16%, of total revenue for this segment. Revenue from this customer in fiscal year 2004 primarily represented custom software development services for our Prizm web-based viewer product; whereas in fiscal 2003 revenue from this customer was for Prizm web-based viewer license fees. In both fiscal years, revenue for this customer also included ongoing customer support and maintenance services under a contract that represented less than 2% of our revenue in each year. Revenue from custom software development services accounted for approximately $426,000, or 15%, of the total fiscal 2004 revenue for the segment. No custom software development was included in revenue for fiscal year 2003. Increased revenue from custom software development services was offset by lower licensing and royalty revenue in fiscal year 2004.

     We believe that the lack of widespread adoption of color and gray image processing technologies in the document management marketplace has impacted our ability to not only improve revenue for this segment, but also replace licensing and royalty revenue from our more mature viewing and black and white image processing products. Additionally, we believe that licensing and royalty revenue from our viewing technology may continue to be impacted by increased competition from low or no cost web-based viewing technologies and the expected increase in demand for document images to be created or converted to Adobe's PDF file format. The document management marketplace is also expected to continue to migrate to more specialized technology solutions applicable to niche markets or industries. Our products have typically been applicable across many types of document imaging technology solutions, and although our development plans may continue to include certain specialized applications targeted at niche markets and developed through additional custom software development services, there can be no assurance that we will be successful in penetrating our targeted niche markets.

     The profitability of this segment has historically depended on our ability to secure significant sales of multiple licenses and/or royalties to individual customers. Except for the significant customer described above, no one customer accounted for greater than 10% of total segment revenue for fiscal years 2004 and 2003. The lack of significant multiple license and/or royalty sales to individual customers contributed to the decline in revenue and operating results during the current year. In addition the increase in revenue from custom development services also contributed to the decline in operating income for the segment compared to last year because such revenue requires more direct labor costs as compared to revenue from licensing and royalty sources.

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


Assessment Scoring Technologies Segment

                            2004            2003
------------------- ----------------- ----------------
Revenue             $       134,876          191,483
------------------- ----------------- ----------------
Operating loss      $      (257,851)        (636,537)
------------------- ----------------- ----------------

The financial results for this segment reflect operating activities associated with the license and support of our Digital Mark Recognition(TM) ("DMR(R)") software product and our 50% equity interest in VSC Technologies, LLC, an entity that we formed with Measurement Incorporated in October 2002. Revenue for fiscal years 2004 and 2003 was primarily derived from the license of DMR and the resale of scanner equipment to Measurement Incorporated.

     We have an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. The segment's operating expenses were reduced by approximately $320,000 and $360,000, for the fiscal years ended August 31, 2004 and 2003, respectively, for such software development services. Fifty percent of the software development services were billed to the LLC and 50% were recorded as an increase to our investment in the LLC. Additionally, during the prior year first quarter and prior to the formation of the LLC we received approximately $23,000 from Measurement Incorporated for partial funding of the Virtual Scoring Center software product. Of that amount, $21,000 was recorded as reduction to capitalized software development costs and the remaining $2,000 reduced our research and development expense.

     The decrease in operating loss for fiscal year 2004 compared to last year primarily resulted from a reduction in sales and marketing activities, lower DMR development costs, and lower professional fees that were applicable in the prior period for closing the LLC transaction. The operating loss for the current and prior fiscal year included approximately $91,000 and $155,000, respectively, for our 50% share of the LLC net loss, respectively.

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

     Our agreement with the LLC includes a provision that allows us to receive cash distributions at the end of each calendar year for five years beginning December 31, 2002. Eligibility for such distributions, which are subject to certain maximum amounts that graduate downward over the five-year period, is based on whether our financial return from the LLC is at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. If we sell our membership interest in the LLC, pursuant to our plan of liquidation (see " Proposed Sale of Assets and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below) we will not be required to pay back such distributions. The funds received from the LLC pursuant to this cash distribution arrangement and our software development services to the LLC, described above, help mitigate the financial risk associated with the additional development and delay in marketing the Virtual Scoring Center product to third parties.

Total Company Operating Results

Following is a report of total company revenue and a reconciliation of reportable segments' operating income to our total net loss for fiscal years ending 2004 and 2003.

                                        2004             2003
-----------------------------   ------------------- --------------
Total company revenue           $     2,927,072         3,117,411
-----------------------------   ------------------- --------------
Operating  income
  for reportable segments       $       388,100           144,516
Unallocated corporate expenses         (406,998)         (302,622)
Interest income                          16,878            19,874
Interest expense                         (4,811)          (16,013)
Loss  on  sale of property             (260,123)                -
Gain  on  sale of technology                  -           155,061
Other, net                                2,799               622
Income tax expense                       (1,415)         (484,500)
-----------------------------   ------------------- --------------
Net loss                        $      (265,570)         (483,062)
-----------------------------   ------------------- --------------
Loss per share:
  Basic                         $         (0.02)            (0.04)
  Diluted                                 (0.02)            (0.04)
-----------------------------   ------------------- --------------


Lower costs from our Assessment Scoring Technologies segment was the primary factor that contributed to the improvement in total segment operating results for fiscal year 2004 compared to the last year. Unallocated corporate expenses for fiscal year 2004 increased because of director's and officer's insurance, board of directors' fees, professional fees associated with strategic planning activities and transaction costs related to the pending asset sales to Pegasus and Measurement Incorporated.

     The net loss for fiscal year 2004 was also impacted by a loss on the sale of our Company's headquarters building (see "Property and Equipment" in the Notes to the Financial Statements for further information). The net loss for fiscal year 2003 included the $155,061 gain realized upon our transfer of the Virtual Scoring Center technology to the LLC.

     The income tax provision for the fiscal year 2004 included the following components: deferred tax benefit $98,863; increase in the valuation allowance for deferred tax assets, $98,863; and expense for state income taxes, $1,415. During the second quarter of fiscal year 2003 we made the decision to increase our valuation allowance and reduce the carrying amount of our net deferred tax assets because of our history of pre-tax losses and because our ability to time the closing of significant revenue opportunities became more difficult.

Financial Condition

Working capital at August 31, 2004 was $1,375,218 with a current ratio of 3.1:1, compared to $949,250 with a current ratio of 2.5:1 at August 31, 2003.

     Net cash provided by operations for fiscal year 2004 was approximately $327,000 despite our net loss of approximately $266,000 for the year. Our net loss for fiscal year 2004 included approximately $621,000 in non-cash items related to the sale of the building and recurring depreciation and amortization expense.

     Net cash provided by investing activities for fiscal year 2004 approximated $145,000, which included approximately $431,000 in net proceeds from the sale of our headquarters building, and an approximate $155,000 distribution from VSC Technologies LLC. Pursuant to our agreement with the LLC, for the first five years of LLC operations we are eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. We are eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if our financial return from the LLC is not at least equal to the amount of software development cost that we have invested in the LLC. When and if the LLC becomes profitable, we will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. If we sell our membership interest in the LLC, pursuant to our plan of liquidation (see "Proposed Sale of Assets and Plan of Liquidation" in "Management's Discussion and Analysis or Plan of Operation" below) we will not be required to pay back such distributions. The $586,000 collectively received from the building sale and the LLC cash distribution was offset by approximately $232,000 in software development costs for investment in new and enhanced software products and the approximate $173,000 cash investment for our share of LLC software development and other operating costs.

     Net cash flows used in financing activities for fiscal year 2004 approximated $197,000 and primarily represented the pay off of our building mortgage upon final sale of the headquarters building.

     In January 2004 we renewed our line of credit with a bank that provides for borrowing based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $500,000. The maximum borrowing amount was reduced to $500,000 from the $1,000,000 provided in the prior year based on our history of eligible accounts receivable. At August 31, 2004, approximately $344,000 was available for borrowing under the line of credit. There was no balance outstanding against our line of credit at August 31, 2004.

     We anticipate that our existing working capital, which includes the $239,426 we received upon final sale and mortgage pay off on the headquarters building and the annual cash distribution that we received pursuant to our agreement with the LLC, and our line of credit will be adequate to meet our current obligations and current operating and capital requirements.

Proposed Sale of Assets to Pegasus and Plan of Liquidation

On August 5, 2004, we entered into an agreement to sell substantially all of our assets to Pegasus. The terms of the transaction along with a plan of liquidation of the Company will be submitted to shareholders for approval at a special meeting to be held on December 17, 2004. Our membership interest in VSC Technologies, LLC is not part of the asset sale to Pegasus; however, in September 2004 we reached an agreement in principle to sell our 50% membership interest in the LLC to Measurement Incorporated. Immediately upon shareholder approval, we plan to close the asset sale to Pegasus simultaneously with the sale of our membership interest to Measurement Incorporated and then at some future date, which is not currently estimable, we plan to make a one-time cash distribution to shareholders and liquidate the Company.

     After considering many factors related to the historical financial performance of the Company, the financial forecasts and future prospects for its existing and planned new software products, the impact of the Sarbanes-Oxley Act of 2002 and the rising costs of being publicly-held, and various strategic alternatives potentially available to the Company, our board of directors determined that the best and most likely means for maximizing shareholder value and return, would be through a sale of the Company or substantially all of its assets to a third party. We contacted, through certain of our business partners, potential third party buyers and engaged in various negotiations prior to recommending the proposals to sell substantially all of our assets to Pegasus and adopt a plan of liquidation for the Company.

     The terms of the asset sale to Pegasus provide that we will sell all of our assets associated with the Component Product Technologies business, which represent substantially all of our assets, including cash, accounts receivable, property and equipment, name and goodwill. Pegasus will assume all of our ongoing obligations under existing customer agreements, as well as certain liabilities associated with office leases, employee expenses and accounts payable. We currently estimate that the purchase price will be $2.2 million (not including the liabilities assumed). A portion of the purchase price (approximately $600,000) will be payable in the form of a promissory note which will be due on the earlier of the date that we liquidate or August 15, 2005. The total purchase price, including the note, is subject to adjustment based on certain elements of working capital, including collection of accounts receivable and final acceptance of a custom software development project by a certain customer.

     Our agreement with Measurement Incorporated provides that we will sell our membership interest in VSC Technologies, LLC in exchange for $250,000 and complete indemnification against the pending litigation with NCS Pearson (see "Legal Proceedings").

     Upon approval by our shareholders, we plan to use the cash proceeds from the asset sale to Pegasus and the sale of our membership interest in the LLC to make a one-time cash distribution to our shareholders upon liquidation. We currently estimate that such distribution will result in proceeds to the shareholders of between $0.145 and $0.16 per share. In determining the estimated range of distribution, we considered the estimated $2.2 million that we will receive from Pegasus, the $250,000 that we will receive from Measurement Incorporated, and the estimated costs for (i) professional fees related to preparation of sale agreements, preparation and distribution of proxy materials, proxy solicitation services, preparation of tax returns and similar items, (ii) certain insurance premiums and (iii) certain taxes. Such costs are not expected to exceed $415,000.

     The amount of the final distribution to shareholders, however, is dependent upon a number of conditions and events, many of which are beyond our power to control, including our ability to be dismissed from the litigation with NCS Pearson and the impact of collection of accounts receivable and final acceptance of a custom software development project by a certain customer on the final purchase price from Pegasus. Accordingly, we have developed an estimated contingency reserve of $130,000 for unknown matters in an effort to account for such conditions and events; however, no assurance can be given as to the accuracy of such reserve or the actual amount of liquidation proceeds that will be available for distribution. Such reserve is not accrued in the financial statement at August 31, 2004. The timing of the distribution to shareholders is not currently estimable as it is primarily dependent upon our ability to be dismissed from the litigation with NCS Pearson.

     The affirmative vote of at least two-thirds of the outstanding shares of our common stock is required to approve the sale of assets and plan of liquidation. We have expended considerable time, effort and expense in pursuing opportunities related to the sale of the Company or substantially all of the assets. If the sale of assets to Pegasus and/or the plan of liquidation are not approved by the shareholders there can be no assurance that there will be other opportunities that would result in the shareholders receiving more or any return from the Company. Although we have continued to maintain our existing products and customer base, certain of our marketing, technical and sales employees have recently resigned from the Company and we believe that if we had to continue to operate in the ordinary course and bear the increasing demands and rising costs of being publicly-held, that our working capital will deteriorate which could ultimately impact our ability to fund ongoing operations.

Factors Affecting Business

The computer software industry is subject to rapid change that could result in significant additional costs or our products and services becoming obsolete.

The markets for our products are characterized by rapid technological advances and can be significantly affected by new product introductions and changing customer requirements. Our future success may depend upon our ability to continue to improve existing products and to develop and introduce products with new or enhanced capabilities that address the increasingly sophisticated needs of our customers and keep pace with technological and competitive developments. We cannot assure you that we will be able to successfully develop and market new or enhanced products or respond effectively to technological changes or new product announcements by others. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a material adverse effect on our business, operating results, cash flows and financial condition.

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

We have historically relied upon large sales transactions with individual customers to achieve positive operating results. In fiscal years 2004 and 2003, individual customers accounted for 15% and 13%, respectively, of our total revenue. There can be no assurance that we will continue to obtain such large sales transactions on a consistent basis and, as such, our inability to obtain sufficient large sales could have a material adverse effect on our business, operating results and financial position.

If our shareholders do not approve our proposed sale of assets to Pegasus and the plan of liquidation, our working capital may continue to deteriorate, which could ultimately impact our ability to fund ongoing operations.

On August 5, 2004, we entered into an agreement to sell substantially all of our assets to Pegasus. The terms of the transaction along with a plan of liquidation of the Company will be submitted to shareholders for approval at a special meeting to be held on December 17, 2004. Our membership interest in VSC Technologies, LLC is not part of the asset sale to Pegasus; however, in September 2004 we reached an agreement in principle to sell our 50% membership interest in the LLC to Measurement Incorporated. Immediately upon shareholder approval, we plan to close the asset sale to Pegasus simultaneously with the sale of our membership interest to Measurement Incorporated and then at some future date, which is not currently estimable, we plan to make a one-time cash distribution to shareholders and liquidate the Company.

     The affirmative vote of at least two-thirds of the outstanding shares of our common stock is required to approve the sale of assets and plan of liquidation. We have expended considerable time, effort and expense in pursuing opportunities related to the sale of the Company or substantially all of the assets. If the sale of assets to Pegasus and/or the plan of liquidation are not approved by the shareholders there can be no assurance that there will be other opportunities that would result in the shareholders receiving more or any return from the Company. Although we have continued to maintain our existing products and customer base, certain of our marketing, technical and sales employees have recently resigned from the Company and we believe that if we had to continue to operate in the ordinary course and bear the increasing demands and rising costs of being publicly-held, that our working capital will deteriorate and ultimately impact our ability to fund ongoing operations.

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

ITEM 8B. OTHER INFORMATION.

On August 12, 2004, we filed a report on Form 8-K pursuant to Item 5. "Other Events and Regulation FD Disclosure", to disclose that we entered into an agreement to sell the assets of our Component Products Technology division to Pegasus Imaging Corporation which is subject to shareholder approval.


Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     Don Brown, Jr., 54, has served as a Director of the Company since June 2003. Mr. Brown has served as the managing partner of A&B Industries LLC, a privately held company that operates construction-related companies in Cleburne, Texas, since 1999. From 1976 to 1999, Mr. Brown was employed by The First State Bank of Rio Vista as Senior Investments Officer. Mr. Brown graduated from Baylor University with a Bachelor's degree in Business Administration.

     Arthur D. Crotzer, 53, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Crotzer was employed by the Company in various technical management capacities from 1983 to 1999, and served as a Director and as the President and Chief Executive Officer of the Company from October 1997 to January 1999. Since October 2000, Mr. Crotzer has held a technical and business management position with Nomadics, Inc., a national technology research and development firm. From April 1999 to September 2000, Mr. Crotzer was Director of e-business Consulting Services for Netplex, Inc., an information technology services company. Mr. Crotzer earned a Bachelor of Science degree in math and physics from Austin Peay State University and a Master of Science degree in computer science from Oklahoma State University.

           Deborah D. Mosier, 37, has served as a Director since December 2003, the Company's President since August 2003 and as the Principal Financial Officer since 1996. Ms. Mosier also served as the Company President from September 1999 through June 2002. She joined TMS in 1995 as Controller of Financial Operations and was appointed Chief Financial Officer in 1996. From 1989 to 1996, Ms. Mosier worked in the audit practice of KPMG LLP. Ms. Mosier received her Bachelor of Science Degree with a major in accounting from Oklahoma State University and is a Certified Public Accountant.

     Russell W. Teubner, 49, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Teubner served as Chairman of the Board of Directors of the Company from January 2000 through February 2002, and as a Director of the Company from March 1999 to March 2003. Mr. Teubner has served as Founder and Chief Executive Officer of HostBridge Technology since 1998. From 1983 to 1998, he served as Chief Executive Officer of Teubner & Associates, a software firm that he founded. Mr. Teubner also serves as a Director of Esker, S.A. (a publicly held French software company) and Southwest Bancorp (NASDAQ:OKSB). Mr. Teubner graduated from Oklahoma State University with a Bachelor of Science degree in Management Science and Computer Systems.

     Directors are elected by the Company's shareholders at each annual meeting of the shareholders. If the Company's shareholders approve the sale of substantially all of the Company's assets to Pegasus and the plan of liquidation for the Company at the special shareholder's meeting on December 17, 2004, we expect that each of the named Directors will continue to serve as directors through the liquidation and winding up of the Company's affairs. If the sale of assets and plan of liquidation is not approved, each of the named directors is expected to serve as directors until the next annual meeting of shareholders.

Audit Committee Financial Expert

     Messrs. Brown and Crotzer currently serve on the Company's audit committee, and although each possesses extensive business and financial experience, they do not meet the "financial expert" requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002. If the Company's shareholders approve the sale of substantially all of the Company's assets to Pegasus and the plan of liquidation for the Company at the special shareholder's meeting on December 17, 2004, the Company will not seek to find a "financial expert" as defined under the Sarbanes-Oxley Act of 2002. If the shareholders do not approve the sale of assets and plan of liquidation for the Company, the Company Directors plan to consider options for attracting a qualified financial expert to serve on the audit committee.

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that certain officers, directors and beneficial owners of the Company's Common Stock file various reports with the Securities and Exchange Commission. Based solely upon a review of such reports filed with the SEC, we believe that no late reports were filed for the fiscal year ended August 31, 2004.

Code of Ethics

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

                                                                     Long-term
                                              Annual Compensation   Compensation
                                            ----------------------- ------------
                                                                      Restricted
                                                      Other Annual      Stock
                                            Salary    Compensation    Awards (1)
   Name and Principal Position        Year    ($)         ($)           ($)
------------------------------------- ----  --------- ------------- ------------
Deborah D. Mosier - President (2)     2004  150,000       4,500              -
                                      2003   61,539       1,846              -
                                      2002  118,333       3,838          2,700

Deborah L. Klarfeld - President (3)   2003  130,848       3,750              -
                                      2002  108,333       3,375              -
_______________

(1) On September 24, 1999, our Board of Directors approved a restricted stock grant in the amount of 50,000 shares of common stock. The shares were issued at a rate of 1,000 shares per month. The restricted stock grant terminated upon the resignation of Ms. Mosier as our President on July 1, 2002. Based on the $.27 per share market price on the date of grant, the value of the shares issued to Ms. Mosier was $2,700.

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


Compensation of Directors
-------------------------

Effective December 1, 2003, each non-employee director received a monthly fee for service of $500. In addition, each non-employee director received $1,500 for each board of directors meeting attended in person and $750 for each board of directors meeting attended by telephone. No additional compensation was received by any director for services related to the committees of the board of directors. During fiscal year 2004, the total amount paid to non-employee directors approximated $31,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of October 22, 2004, by each shareholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address              Amount and Nature of            Percent of
of Beneficial Owner           Beneficial Ownership              Class
-------------------           --------------------              -----

John Gentile                        785,600   (1)               6.0%
6045 Southwest 58th Court
Davie, Florida  33314

Russell W. Teubner                  677,450                     5.2%
5715 Woodlake Drive
Stillwater, Oklahoma 74074
_________________

(1) Includes 568,200 shares which are held by Mr. Gentile jointly with his mother, with whom he shares voting and investment power.


     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of September 20, 2004 by each director and executive officer individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address                               Amount and Nature of  Percent of
of Beneficial Owner                            Beneficial Ownership  Class  (1)
-------------------                            --------------------  ----------

Directors:

Russell W. Teubner                                    677,450           5.2%
5715 Woodlake Drive
Stillwater, Oklahoma 74074

Don Brown, Jr.                                        316,333 (2)       2.4%
7715 E. Highway 4
Grandview, Texas 76050

Arthur D. Crotzer                                      80,000 (3)        .6%
1823 W. University
Stillwater, Oklahoma  74074

Director and Executive Officer:

Deborah D. Mosier                                     149,000 (4)       1.1%
5811 Trenton Ave.
Stillwater, Oklahoma 74074

All directors and executive officers as a group     1,222,783 (5)       9.3%
_______________

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

(4) Includes 47,000 shares held by Ms. Mosier in joint tenancy with her husband, Gregory, with whom she shares voting and investment power and 102,000 shares subject to currently exercisable common stock options.

(5) Includes 131,200 shares as to which directors and executive officers share voting and investment power with others and 102,000 shares subject to currently exercisable common stock options.


Changes in Control
------------------

We are not aware of any arrangements (including any pledge by a person of our securities) that would result in a change of control.


Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------


                                       Number of securities to be   Weighted average   Number of securities
                                         issued upon exercise of    exercise price of        remaining
                                          outstanding options,    outstanding options, available for future
           Plan category                   warrants and rights     warrants and rights       issuance
------------------------------------ ---------------------------- -------------------- ---------------------

Equity compensation plans
  approved by
  security holders                                     -                       -                   -

Equity compensation plans
  not approved by security
  holders <F1>                                   364,500                   $0.32                   -
                                           -------------                               -------------
Total
                                                 364,500                   $0.32                   -
                                           =============                               =============
_______________


<F1> Pursuant to resolutions made by our board of directors, options to purchase common stock have been issued to certain former directors and our current executive officer. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant, have vesting periods ranging from 0 to 5 years, and expire during periods ranging from 5 to 10 years from the date of grant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 10, 2002, the Company entered into an agreement with Measurement Incorporated to further develop certain software technology and bring it to market through a new entity, VSC Technologies, LLC. Henry H. Scherich, Ph.D., who served as a director for the Company from June 2003 through July 2004, is the President, Chief Administrative Officer and majority owner of Measurement Incorporated.

     Under the terms of that agreement, the Company transferred is rights in the Virtual Scoring Center(R) technology to VSC Technologies, LLC in exchange for a one-time cash payment of $250,000 and a 50% ownership interest in the LLC. Measurement Incorporated has the remaining 50% ownership interest in the LLC.

     No officer or director had any other direct or indirect material transactions during the last two years, or proposed transactions for which the Company was or is to be a party.

ITEM 13. EXHIBITS

(a) Exhibits.   The following exhibits are included with this report; all
employment contracts and compensatory plans are marked with an asterisk ("*"):

EXHIBIT NO.     NAME OF EXHIBIT
-----------     ---------------

3.1 Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit No. 3.1 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 1995.

3.2 Bylaws of the Registrant, as amended on September 24, 1999, incorporated by reference to Exhibit No. 3.2 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 2000.

10.1* Employee Stock Option Plan, incorporated herein by reference to Exhibit No. 10.1 to the Registrant's Form 10 Registration Statement, filed with the Commission on January 15, 1990 (the "Form 10").

10.2* Employee Incentive Stock Option Plan, incorporated herein by reference to Exhibit No. 10.3 to the Registrant's Form 10.

10.3* TMS, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit No. 4.2 to the Registrant's Form S-8 as filed with the Commission on July 23, 2001.

10.4 Corporate Software License Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No.
             10.1 to the Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

10.5 Development Agreement between the Registrant and The Boeing Company, incorporated herein by reference to Exhibit No. 10.2 to the Registrant's Form 10-QSB for the quarterly period ended May 31, 2000.

10.6 Purchase Contract number W 311266 between the Registrant and the Boeing Company, incorporated herein by reference to Exhibit No.
             10.6 to the Registrant's Form 10-KSB for the year ended August 31, 2004.

10.7 Real Estate Purchase Contract, incorporated herein by reference to Exhibit No. 10.1 on Form 8-K filed October 31, 2003.

10.8 Purchase Contract numbers 370501, 3039773, and 3045763 between the Registrant and the Boeing Company.

10.9 Asset Purchase Agreement between the Registrant, PIC Acquisition, Inc. and Pegasus Imaging Corporation, incorporated herein by reference to Exhibits 10.1 and 10.2 on Form 8-K filed October 29, 2004.

14.1 TMS, Inc. Code of Ethics and Business Conduct, incorporated herein by reference to Exhibit No. 14.1 on Form 10-KSB for the year ended August 31, 2003.

23.1         Consent of KPMG LLP

31.1 Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth the fees related to the Company's independent auditors, KPMG LLP, for the fiscal years ended August 31, 2004 and 2003.

     Audit Fees
     ----------
     Fees for the fiscal year 2004 and 2003 audit and reviews of the Forms 10-QSB, were $72,000 and $65,725, respectively.

     Audit-Related Fees
     ------------------
     The Company incurred audit consultation fees of $1,750 and $4,000 in fiscal years 2004 and 2003, respectively, for research of certain accounting and disclosure matters related to FIN 46 in 2004, and the formation of VSC Technologies, LLC in 2003.

     Tax Fees
     --------
     The Company incurred tax fees of $8,500 and $8,000 during fiscal years 2004 and 2003, respectively, related to the preparation of our state and federal income tax returns. The Company also incurred tax consultation fees of $2,725 for matters related to the sale and liquidation of the Company during fiscal year 2004.

     All Other Fees
     --------------
     The Company incurred no fees other than what is disclosed above with respect to its independent auditors, KPMG LLP, for fiscal years 2004 and 2003.


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

     For fiscal year 2004 the Company's audit committee approved all fees for services by the Company's independent auditors. In fiscal year 2003, the Company did not have an audit committee and the board of directors did not approve any of the fees for services performed by the Company's independent auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REGISTRANT: TMS, INC.

Date:    11/10/04                BY:  /s/ Deborah D. Mosier
                                          Deborah D. Mosier, President and
                                            Chief Financial Officer
                                          Principal Executive and Financial
                                            Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    11/10/04           BY: /s/ Don Brown, Jr.
                                    Don Brown, Jr., Director

Date:    11/10/04           BY: /s/ Arthur D. Crotzer
                                    Arthur D. Crotzer, Director

Date:    11/10/04           BY: /s/ Deborah D. Mosier
                                    Deborah D. Mosier, President and
                                      Chief Financial Officer
                                    Principal Executive and Financial
                                      Officer, Director

Date:    11/10/04           BY: /s/ Russell W. Teubner
                                    Russell W. Teubner, Director

                                INDEX TO EXHIBITS

Exhibit
  No.         Description                        Method of Filing
  ---         -----------                        ----------------

3.1  Certificate of Incorporation of the       Incorporated herein by reference
     Registrant, as amended

3.2  Bylaws of the Registrant, as amended on   Incorporated herein by reference
     September 24, 1999

10.1 Employee Stock Option Plan                Incorporated herein by reference

10.2 Employee Incentive Stock Option Plan      Incorporated herein by reference

10.3 TMS, Inc. Employee Stock Purchase Plan    Incorporated herein by reference

10.4 Corporate Software License Agreement      Incorporated herein by reference
     between the Registrant and The Boeing
     Company

10.5 Development Agreement between the         Incorporated herein by reference
     Registrant and The Boeing Company

10.6 Purchase Contract number W 311266 between Incorporated herein by reference the Registrant and the Boeing Company

10.7 Real Estate Purchase Contract             Incorporated herein by reference

10.8 Purchase Contract numbers 370501,         Filed herewith electronically
     3039773, and 3045763 between the
     Registrant and the Boeing Company

10.9 Asset Purchase Agreement between the      Incorporated herein by reference
     Registrant, PIC Acquisition, Inc. and
     Pegasus Imaging Corporation

14.1 TMS, Inc. Code of Ethics and Business     Incorporated herein by reference
     Conduct

23.1 Consent of KPMG LLP                       Filed herewith electronically

31.1 Certification of Principal Executive and Filed herewith electronically Financial Officer Pursuant to SEC Rule
     13a-14

32.1 Certification of Principal Executive and Filed herewith electronically Financial Officer Pursuant to 18 U.S.C.
     Section 1350

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE                                    PAGE
                                                                -----

Report of Independent Registered Public Accounting Firm ......    F1

Financial Statements

     Balance Sheets: August 31, 2004 and 2003 ................    F2 and F3

     Statements of Operations: Years Ended
         August 31, 2004 and 2003 ............................    F4

     Statements of Shareholders' Equity:
         Years Ended August 31, 2004 and 2003 ................    F5

     Statements of Cash Flows: Years Ended
         August 31, 2004 and 2003 ............................    F6

     Notes to Financial Statements:
         August 31, 2004 and 2003 ............................    F7 through F19

Financial Statement Schedule:
         Schedule II -- Valuation and Qualifying Accounts:
         Years Ended August 31, 2004 and 2003 ................    F20

ALL OTHER SCHEDULES ARE OMITTED AS THEY ARE INAPPLICABLE OR NOT REQUIRED, OR THE REQUIRED INFORMATION IS INCLUDED IN THE FINANCIAL STATEMENTS OR NOTES TO THE FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

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

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMS, Inc. as of August 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Oklahoma City, Oklahoma
November 8, 2004

BALANCE SHEETS
AUGUST 31, 2004 AND 2003
TMS, Inc. (dba TMSSequoia)                                         2004          2003
------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                    $ 1,404,542      1,129,470
  Trade accounts receivable, net of allowance for doubtful
    accounts of $4,786 in 2004 and $10,879 in 2003                 334,377        387,802
  Due from related parties                                          42,835         29,779
  Custom development work in process                               201,981              -
  Prepaid expenses and other current assets                         29,028         33,295
  Deferred income taxes                                              5,192          8,431
                                                               -----------    -----------
  Total current assets                                           2,017,955      1,588,777
                                                               -----------    -----------
Property and equipment:
  Land                                                                   -        111,000
  Building                                                               -        744,372
  Computer equipment                                               287,057      1,252,472
  Furniture and fixtures                                           279,247        341,723
                                                               -----------    -----------
                                                                   566,304      2,449,567
  Less accumulated depreciation and amortization                  (470,130)    (1,639,414)
                                                               -----------    -----------
  Net property and equipment                                        96,174        810,153
                                                               -----------    -----------
Other assets:
  Capitalized software development costs, net of accumulated
    amortization of $1,238,091 in 2004 and $932,524 in 2003        391,496        469,319
  Other assets                                                      46,510         42,863
                                                               -----------    -----------
  Total other assets                                               438,006        512,182
                                                               -----------    -----------
Total assets                                                   $ 2,552,135      2,911,112
                                                               ===========    ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                   2004          2003
------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
  Current installments of long-term debt                       $         -        31,320
  Accounts payable                                                 139,980       109,204
  Accrued payroll expenses                                         140,127       197,423
  Deferred revenue                                                 362,630       301,580
                                                               -----------    -----------
  Total current liabilities                                        642,737       639,527
Long-term debt, net of current installments                              -       166,950
Investment in limited liability company                            110,839        38,392
Deferred income taxes                                                5,192         8,431
                                                               -----------    -----------
  Total liabilities                                                758,768        853,300
                                                               -----------    -----------
Shareholders' equity:
  Preferred stock, $.01 par value.  Authorized 1,000,000
    shares; none issued                                                  -              -
  Common stock, $.05 par value.  Authorized - 50,000,000
    shares; issued and outstanding -  13,121,659 shares in
    2004 and 13,112,659 shares in 2003                             656,083        655,633
  Additional paid-in capital                                    11,349,558     11,348,883
  Accumulated deficit                                          (10,212,274)    (9,946,704)
                                                               -----------    -----------
  Total shareholders' equity                                     1,793,367      2,057,812
                                                               -----------    -----------
Commitments and Contingencies (Notes 8 and 10)
                                                               -----------    -----------
Total liabilities and shareholders' equity                     $ 2,552,135      2,911,112
                                                               ===========    ===========

STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2004 AND 2003
TMS, Inc. (dba TMSSequoia)                           2004            2003
------------------------------------------------------------------------------
   Licensing and royalties                       $  1,768,323       2,383,153
   Custom software development services               426,471               -
   Customer support and maintenance                   654,066         599,548
   Other                                               78,212         134,710
                                                 ------------    ------------
         Total revenue                              2,927,072       3,117,411
   Cost of revenue                                    677,400         630,186
   Selling, general and administrative expense      1,632,550       1,888,827
   Research and development expense                   545,457         601,246
   Loss in limited liability company                  (90,563)       (155,258)
                                                 ------------    ------------
        Operating loss                                (18,898)       (158,106)
  Other income (expense):
     Interest income                                   16,878          19,874
     Interest expense                                  (4,811)        (16,013)

     Loss on sale of property                        (260,123)              -
     Gain on sale of technology                             -         155,061
     Other, net                                         2,799             622
                                                 ------------    ------------
         Loss (income) before income taxes           (264,155)          1,438
  Income tax expense                                    1,415         484,500
                                                 ------------    ------------
         Net loss                                $   (265,570)       (483,062)
                                                 ------------    ------------
Net loss per share:
   Basic                                         $      (0.02)          (0.04)
   Diluted                                              (0.02)          (0.04)
                                                 ------------    ------------
Weighted average shares:
   Basic                                           13,113,026      13,112,659
   Diluted                                         13,113,026      13,112,659

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2004 AND 2003
                                       Common Stock
                                       ------------             Additional    Accumulated    Total Shareholders'
TMS, Inc. (dba TMSSequoia)         Shares         Amount     Paid-in Capital   Deficit            Equity
----------------------------------------------------------------------------------------------------------------

Balance at August 31, 2002       13,112,659    $   655,633     11,348,883    (9,463,642)        $  2,540,874
Net loss                                                                       (483,062)            (483,062)
Balance at August 31, 2003       13,112,659        655,633     11,348,883    (9,946,704)           2,057,812
Issuance of common stock upon
  exercise of options                 9,000            450            675             -                1,125

Net loss                                  -              -              -      (265,570)            (265,570)
                                 ----------    -----------     ----------    ----------         ------------
Balance at August 31, 2004       13,121,659    $   656,083     11,349,558   (10,212,274)        $  1,793,367
                                 ==========    ===========     ==========   ===========         ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2004 and 2003
TMS, Inc. (dba TMSSequoia)                                                                  2004         2003
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                          $  (265,570)     (483,062)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                                    361,350       436,980
          Deferred income tax expense                                                            -       484,500
         (Gain) Loss on disposal of equipment                                                 (695)        1,274
          Loss on sale of property                                                         260,123             -
          Gain on sale of technology                                                             -      (155,061)
          Loss in limited liability company                                                 90,563       155,258
          Loss on write-off of software development                                          4,083        26,525
          Provision for returns and doubtful accounts                                      (15,129)       (5,326)
          Net change in:
             Trade accounts receivable                                                      68,554       212,023
             Due from related parties                                                      (13,056)        3,964
             Custom development work in process                                           (201,981)            -
             Prepaid expenses and other assets                                               4,267         7,639
             Accounts payable                                                               30,776       (19,298)
             Accrued payroll expenses                                                      (57,296)      (26,365)
             Deferred revenue                                                               61,050      (130,324)
                                                                                       -----------   -----------
     Net cash provided by operating activities                                             327,039       508,728
                                                                                       -----------   -----------
Cash flows from investing activities:
     Purchases of property and equipment                                                   (34,992)      (38,068)
     Proceeds from sale of property                                                        431,226             -
     Proceeds for the sale of technology                                                         -       250,000
     Capitalized software development costs                                               (231,823)     (325,247)
     Investment in limited liability company                                              (173,038)     (221,928)
     Distribution from limited liability company                                           154,922       200,000
     Other, net                                                                             (1,117)        1,541
                                                                                       -----------   -----------
     Net cash provided by (used in) investing activities                                   145,178      (133,703)
                                                                                       -----------   -----------
Cash flows from financing activities:
     Repayment of long-term debt                                                          (198,270)      (29,105)
     Proceeds from exercise of common stock options                                          1,125             -
                                                                                       -----------   -----------
     Net cash used in financing activities                                                (197,145)      (29,105)
                                                                                       -----------   -----------
Net increase in cash and cash equivalents                                                  275,072       345,920
Cash and cash equivalents at beginning of year                                           1,129,470       783,550
                                                                                       -----------   -----------
Cash and cash equivalents at end of year                                               $ 1,404,542     1,129,470
                                                                                       -----------   -----------
Noncash investing activity:
     Investment in limited liability company through contribution of technology        $         -        94,939
                                                                                       -----------   -----------
     Cash paid for interest                                                            $     4,811        16,013
                                                                                       -----------   -----------
     Cash paid for income taxes                                                        $     1,415             -
                                                                                       ===========   ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL
STATEMENTS AUGUST 31,
2004 AND 2003

Note 1: Summary of Significant Accounting Policies

Organization
------------
The Company is involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing and forms processing. The Company is also developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. In October 2002, the Company and Measurement Incorporated, a leading provider of educational scoring services, formed VSC Technologies, LLC to continue to develop and market certain scoring-related technologies (See "Note 10").

Use of Estimates in the Preparation
of Financial Statements
-----------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist primarily of highly liquid money market accounts and certificates of deposit with an original maturity of six months or less and overnight investments carried at cost plus accrued interest, which approximates fair value.

Computer Software Costs
-----------------------
Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized $231,823 and $325,248 of software development costs, which primarily includes personnel costs, in 2004 and 2003, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. The Company applied approximately $44,000 and $169,000 of customer funding against capitalized software costs in fiscal year 2004 and 2003, respectively. Prior to the formation of VSC Technologies, LLC, in fiscal 2003, the Company also received approximately $23,000 in funding from Measurement Incorporated of which $21,000 was applied against capitalized software and $2,000 was credited against research and development expense.

     Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company amortized $305,563 and $354,892 of software development costs in 2004 and 2003, respectively. The Company compares the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fall below the unamortized costs, the excess costs are charged directly to operations. During fiscal years 2004 and 2003, the Company charged $4,083 and $26,525 to research and development expense to write down unamortized software development costs, respectively.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation on the building was calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture is calculated using the straight-line method over periods ranging from three to ten years, but not more than the estimated useful life of the property. Depreciation expense was $52,995 and $79,556 for 2004 and 2003, respectively.

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

     During fiscal year 2004, the Company sold its corporate headquarters' building located in Stillwater, Oklahoma. The new owner of the building is an individual, Jevon Nasalroad, who purchased the property for investment purposes. The Company is now a tenant in the building and has leased approximately 5,500 square feet of space for a minimum of two years at an annual cost of approximately $56,000. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage.

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

Patent Costs
------------
Included in other assets at August 31, 2004 and 2003, is the following associated with obtaining patent rights for certain software products:

                                August 31,  August 31,
                                  2004        2003
                                ----------  ----------
Software patents - approved     $ 65,042     43,154
Less accumulated amortization    (20,518)   (17,726)
                                --------     ------
                                  44,524     25,428

Software patent - pending              -     15,449
                                --------     ------
   Total patent costs, net      $ 44,524     40,877
                                ========     ======


Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents. In May 2004, the United States Patent and Trademark Office approved the Company's patent related to its DMR(R) technology. Costs associated with the DMR(R) patent are being amortized using the straight-line method over the ten-year life. Amortization expense was $2,792 and $2,531 in fiscal 2004 and 2003, respectively. In fiscal 2004, the Company incurred and capitalized $6,439 related to the maintenance or acquisition of new patents.

Revenue
-------
Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offers multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2004 and 2003, deferred technical support and product maintenance revenue was $362,630 and $301,580, respectively. The Company also, on occasion and as part of the initial contract price, offers delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 2004 and 2003, there was no deferred revenue attributable to software products and/or enhancements expected to be delivered or accepted in the future.

     Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2004 and 2003, the Company recognized revenue of approximately $44,000 and $437,000, respectively, which represented the excess of customer funding over the cost of the product development.

     Revenue also includes amounts related to the performance of custom software development services. Such revenue is recognized as the services are performed using the percentage-of-completion method, based on hours of work, and is deferred to the extent that customer billings or payments exceed the percentage complete. Provisions for losses, if any, are recorded at the time such losses are known. At August 31, 2004, the Company had recorded revenue of approximately $202,000 for work in process related to a custom development project. There were no amounts for billings or payments in excess of the percentage complete for such project at August 31, 2004. The Company had no custom development projects in process at August 31, 2003.

Net Loss Per Share
------------------
Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," (SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The company adopted the disclosure provisions of SFAS No. 148 on August 31, 2003 and continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards is expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense is recognized at the grant date for awards fully vested. For awards with a vesting period, the expense is deferred and recognized over the vesting period. No expense was recognized in 2004 or 2003 related to employee stock-based awards. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan in fiscal years 2004 and 2003 been based on the fair value method prescribed by SFAS No. 123, there would have been no effect on net loss for fiscal 2004 because there were no grants. Compensation cost is not required to be recorded for the employee stock purchase plan because there was no stock purchased or sold in fiscal years 2004 and 2003.

Income Taxes
------------
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Allowance for Doubtful Trade
Accounts Receivable
----------------------------
The Company extends credit to customers in accordance with normal industry standards and terms. Credit risk arises as customers default on trade accounts receivable owed to the Company. The Company has established an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally writes off accounts deemed uncollectible after they become ninety days past due.

     Under certain circumstances, the Company requires that a portion of the estimated billings be paid prior to delivering products or performing services. In addition, the Company may revoke customer contracts if outstanding amounts are not paid.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The carrying value of notes payable and long-term debt approximates fair value because the current rates approximate market rates available on similar instruments.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed at the same prominence as other financial statements. The Company currently does not have any components of comprehensive income that are not included in net loss.

Reclassifications
-----------------
Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

Note 2: Note Payable and Long-Term Debt

At August 31, 2004 the Company had an operating line of credit with a bank for which borrowing is secured by and based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit is $500,000 of which approximately $340,000 was available at August 31, 2004. Borrowings under the line of credit bear interest at 1% above prime (4.50% at August 31, 2004). No balance was outstanding against the line of credit at August 31, 2004 or 2003. The line of credit expires in January of 2005.

     The Company had $198,270 outstanding under a long-term note payable to a bank, at August 31, 2003. In December 2003, the Company used proceeds received from the sale of property to pay off the long-term note payable (see "Property and Equipment" under Note 1 to the financial statements above). The Company had no long-term debt outstanding at August 31, 2004.

Note 3: Income Taxes

The income tax provision for fiscal 2004 included the following components: deferred tax benefit $98,863; increase in the valuation allowance for deferred tax assets, $98,863; and expense for state income taxes, $1,415. The components of the 2003 income tax provision include: deferred tax expense, $17,702; increase in the valuation allowance for deferred tax assets, $463,688; and expense for adjustment of prior year estimates, $3,110. Income tax expense for 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following information presented in Table 3a:

-----------
Table 3a

                                     2004       2003
------------------------------------------------------
Computed "expected" tax
   (benefit) expense              $(90,294)       489
Change in the deferred tax
   assets valuation allowance       98,863    463,688
Loss in limited liability
   company                               -     12,916
State income tax, net of
   Federal income tax (benefit)
   expense                          (9,208)        58

Other, net                           2,054      7,349
                                  --------    -------
Actual income tax expense         $  1,415    484,500
                                  ========    =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2004 and 2003 are presented in Table 3b.

-----------
Table 3b

                                         2004         2003
-------------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards   $ 1,024,911     911,691
  Limited liability company                5,943      47,389
  Other                                   32,857      34,731
                                     -----------    --------
Total gross deferred tax assets        1,063,711     993,811
Less valuation allowance                 898,893     800,030
                                     -----------    --------
Net deferred tax assets                  164,818     193,781
Deferred tax liabilities:
  Property and equipment                 (16,206)    (15,628)
  Capitalized software costs            (148,612)   (178,153)
                                     -----------    --------
Net deferred tax                     $         -           -
                                     ===========    ========

     Deferred tax assets are recognized when it is more likely than not that the benefits from deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets become deductible. Company management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.

     During fiscal 2004, the Company increased its valuation allowance for deferred tax assets and reduced the deferred tax asset, net of valuation allowance, from $229,754 at August 31, 2003 to $164,818 at August 31, 2004. In order to fully realize the net deferred tax asset prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $436,000 in taxable income through increased income from operations, the reversal of deferred tax liabilities, or both. The Company utilized approximately $336,000 of tax operating loss carryforwards to offset fiscal 2003 taxable income. Taxable loss for the year ended August 31, 2004 approximated $314,000 compared to a pre-tax financial loss of approximately $264,000. Taxable income at August 31, 2003 approximated $119,000 compared to a pre-tax financial loss of approximately $19,000. In fiscal 2004 and 2003, the differences in taxable income or loss and pre-tax financial loss primarily resulted from timing differences associated with the deductibility of capitalized software. At August 31, 2004, the Company had approximately $2.7 million of tax operating loss carryforwards, of which approximately 78% do not begin to expire until the Company's fiscal year 2019.

Note 4: Stock-Based Compensation

Stock Options
-------------
In 1985, the Company's board of directors approved an employee incentive stock option plan ("1985 Plan"). Options to purchase 1,000,000 shares of the Company's common stock at a price of $.125 per share were granted under this plan. The options are exercisable after one year of continued employment with the Company following the grant date, and expire ten years after the grant date. At August 31, 2004, there were no remaining options available for issuance or exercise under the 1985 Plan.

     In 1989, the Company adopted an employee stock option plan ("1989 Plan"). Options to purchase 1,150,000 shares of the Company's common stock at $.125 per share were granted under the employee stock option plan. The options become exercisable over a five-year period, beginning one year after the grant date. At August 31, 2004 there were no remaining options available for issuance or exercise under the 1989 Plan.

     Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. Table 4b summarizes information about stock options outstanding pursuant to such resolutions at August 31, 2004.

Employee Stock Purchase Plan
----------------------------
On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. There were no common shares issued or available for purchase during fiscal years 2004 or 2003.

Fair Value Disclosures
----------------------
The Company has adopted the disclosure only provisions of SFAS No. 148, which amends the disclosure only provisions of SFAS No. 123 to provide more prominent and frequent disclosures of the effects of stock-based compensation. Compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan in fiscal years 2004 and 2003 been based on the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, there would have been no effect on net loss for either year because there were no grants. The fair values at the time of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility ranging from 84.22% to 95.96%, depending on the year of grant, risk-free interest rate of 4.5% and 1.3% for the stock option grants and the Employee Stock Purchase Plan, respectively; expected lives of approximately 6 to 8 years for the stock option grants; and expected lives for the Employee Stock Purchase Plan of approximately .25 years.

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

-----------
Table 4a

                                          Weighted Average    Option Price
                               Shares      Exercise Price         Range
------------------------------------------------------------------------------
Shares under option:
At August 31, 2002             588,974          $0.31          $0.13-$0.40
        Options cancelled      (50,000)         $0.31              $.31
------------------------------------------------------------------------------
At August 31, 2003             538,974          $0.31          $0.13-$0.40
        Options exercised       (9,000)         $0.13             $0.13
        Options cancelled     (165,474)         $0.31          $0.29-$0.38
------------------------------------------------------------------------------
At August 31, 2004             364,500          $0.32          $0.27-$0.40
------------------------------------------------------------------------------


-----------
Table 4b

                         Options
                    Outstanding and     Weighted Average        Weighted
  Range of             Exercisable         Remaining            Average
Option Prices          at 8/31/04        Contract Life      Exercise Price
-------------------------------------------------------------------------------
$0.27 - $0.31             264,500           2.9 Years            $0.30
    $0.40                 100,000           1.4 Years            $0.40
-------------------------------------------------------------------------------

$0.27 - $0.40             364,500           2.5 Years            $0.32
-------------------------------------------------------------------------------


Note 5: Earnings Per Share

Options to purchase 364,500 shares of common stock at prices ranging from $.27 and $.40 per share and 538,974 shares of common stock at prices ranging from $.13 to $.40 per share were outstanding at August 31, 2004 and 2003, respectively, but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares. All options expire during periods through the year 2008.


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

     See Table 6a for the results of operations for each reportable segment for fiscal years ending 2004 and 2003. In 2004 and 2003, revenue for the Assessment Scoring Technologies segment included approximately $127,000 and $180,000, respectively, from Measurement Incorporated for the resale of document image scanners along with licenses to the Company's DMR software and related technical support and maintenance. All other segment revenue was from nonaffiliated sources.

-----------
Table 6a

                                                                    COMPONENT       ASSESSMENT
                                                                     PRODUCT          SCORING
     2004                                                         TECHNOLOGIES     TECHNOLOGIES       TOTAL
----------------------------------------------------------------------------------------------------------------
Revenue                                                        $    2,792,196        134,876     $    2,927,072
Depreciation and amortization                                  $       21,688          7,155     $       28,843
Loss in limited liability company                              $            -        (90,563)    $      (90,563)
Operating income (loss)                                        $      645,951       (257,851)    $      388,100
Other significant noncash items:
   Amortization of capitalized software development costs      $      282,943         22,620     $      305,563
Identifiable segment assets:
   Capitalized software development costs, net                 $      371,805         19,691     $      391,496
Expenditures for capitalized software development costs        $      231,823              -     $      231,823


                                                                    COMPONENT       ASSESSMENT
                                                                     PRODUCT          SCORING
     2003                                                         TECHNOLOGIES     TECHNOLOGIES       TOTAL
----------------------------------------------------------------------------------------------------------------
Revenue                                                        $    2,925,928        191,483     $    3,117,411
Depreciation and amortization                                  $       24,815         12,727     $       37,542
Loss in limited liability company                              $            -       (155,259)    $     (155,258)
Operating income (loss)                                        $      781,053       (636,537)    $      144,516
Other significant noncash items:
   Amortization of capitalized software development costs      $      332,124         22,768     $      354,892
Identifiable segment assets:
   Capitalized software development costs, net                 $      427,004         42,315     $      469,319
Expenditures for capitalized software development costs        $      304,796         20,452     $      325,248


Table 6b is a reconciliation of the segment operating income to the total Company net loss for fiscal 2004 and 2003.

-----------
Table 6b


                                             2004          2003
-----------------------------------------------------------------
Operating income for reportable segments   $ 388,100     144,516
Unallocated corporate expenses              (406,998)   (302,622)
Interest income                               16,878      19,874
Interest expense                              (4,811)    (16,013)
Loss on sale of property                    (260,123)          -
Gain on sale of technology                         -     155,061
Other, net                                     2,799         622
Income tax expense                            (1,415)   (484,500)
                                           ---------   ---------
Net loss                                   $(265,570)   (483,062)
                                           =========   =========

Note 7: Employee Benefit Plan

The Company sponsors a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan is based on six months of service and a minimum of 1,000 hours of annual service. The Company matches 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $35,000 and $47,000 in 2004 and 2003, respectively. Employees vest in employer matching contributions at a rate of 20% per year after two years of service.

Note 8: Commitments and Contingencies

Operating Leases
----------------
The Company leases office space under operating leases. Rent expense was approximately $80,000 and $46,000 for 2004 and 2003, respectively. The Company had non-cancelable future minimum lease obligations of $209,668 at August 31, 2004, as follows: $104,253 in fiscal year 2005, $68,047 in fiscal year 2006, and $37,368 in fiscal year 2007.


Guarantees
----------
On June 11, 2003, the Financial Accounting Standards Board issued a Staff Position about Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As an element of the standard commercial terms, the Company's software license agreements include indemnification clauses that indemnify licensees against liability and damages (including legal defense costs) arising from claims of patent, copyright, trademark or trade secret infringement by the Company's software. Such indemnification clauses constitute a guarantee subject to the scope of Interpretation No. 45.

     As discussed in the "Legal Proceedings" section below, the Company is party to a patent infringement lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC (See "Note 10"). Subject to certain dollar limitations and other conditions, the Company is indemnified for costs and any liability associated with such lawsuit. In addition to financial exposure that may result if the conditions for indemnification provided to the Company are not met, if the Virtual Scoring Center technology is found to be infringing, the Company may also incur financial exposure under indemnification clauses that have been provided to certain licensees of the Virtual Scoring Center technology. Because this action is in an early stage, the Company cannot estimate the extent of any potential damages if there is an adverse judgment. If the Company sells its membership interest in VSC Technologies, LLC to Measurement Incorporated as part of its plan of liquidation, which is currently pending shareholder approval, Measurement Incorporated has agreed to provide complete indemnification against the Company's costs and any liability arising in connection with the action against NCS Pearson (see "Note 12"). In addition, the Company intends to seek court approval for dismissal from the lawsuit

     At present, there are no other claims of infringement against any of the Company's software products that would require the fulfillment of guarantees associated with indemnification clauses in the Company's standard commercial software license agreements.

Legal Proceedings
-----------------
The Company is a party to a lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC. On October 23, 2002, the Company, along with VSC Technologies, LLC and Measurement Incorporated, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, the Company and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by Measurement Incorporated and the Company does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to the complaint, along with a set of counterclaims that assert infringement of thirteen of their patents. Discovery is commencing in this case and the parties have agreed on a discovery plan, which anticipates a trial date in or after October 2005.

     The Company believes that the Virtual Scoring Center technology does not infringe the NCS Pearson patents and it designed that technology to carefully avoid infringement, but the Company cannot assure you that it will be successful in its claims or defense against NCS Pearson's counterclaims.

     If the court rules that the Virtual Scoring Center infringes the NCS Pearson patents and NCS Pearson prevails in their counterclaims, this could result in a monetary judgment against the Company. Because this action is at an early stage, the Company cannot estimate the extent of any potential damages if there is a judgment against it.

     An injunction against the Company and VSC Technologies, LLC would be severely damaging to business growth opportunities and plans to exploit the Virtual Scoring Center technology. Measurement Incorporated has agreed to indemnify the Company against its costs and any liability arising in connection with the action against NCS Pearson. But that indemnification responsibility currently has certain dollar limitations and other conditions. Consequently, the Company may have financial exposure if it does not prevail in this action and the conditions for indemnification are not met or its costs and liability exceed the indemnification coverage. However, if the Company sells its membership interest in VSC Technologies, LLC to Measurement Incorporated as part of the plan of liquidation, which is currently pending shareholder approval (see "Note 12"), Measurement Incorporated has agreed to provide complete indemnification against our costs and any liability arising in connection with the action against NCS Pearson.

Note 9: Business and Credit Concentrations

In fiscal year 2004 and 2003, one customer accounted for 17% and 15% of total revenue. At August 31, 2003, two customers accounted for 38% of total trade accounts receivable. No one customer accounted for more than 10% of trade accounts receivable at August 31, 2004. Revenue and trade accounts receivable for the Company by geographic area as of and for the years ended August 31, 2004 and 2003, follows:


REVENUE:                                      2004                2003
-----------------------------------------------------------------------------
United States                           $   2,536,118           2,525,233
Europe (export sales)                         226,846             338,330
Asia (export sales)                            76,837             209,348
Australia (export sales)                       16,891              19,195
Canada (export sales)                          20,753              10,807
Other (export sales)                           49,627              14,498
-----------------------------------------------------------------------------
                                        $   2,927,072           3,117,411
-----------------------------------------------------------------------------

ACCOUNTS RECEIVABLE (GROSS):                  2004                2003
-----------------------------------------------------------------------------
United States                           $     282,727             326,399
Europe                                         50,632              40,497
Asia                                            5,804              10,940

Australia                                           -              19,520

Other                                               -               1,325
-----------------------------------------------------------------------------
                                        $     339,163             398,681
-----------------------------------------------------------------------------

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

     The Company's fiscal 2004 and 2003 Statement of Operations includes $90,563 and $155,528 for its 50% share of the LLC's net loss. The net loss for the LLC primarily includes direct costs associated with software development in both fiscal year 2004 and 2003 and legal costs associated with filing a patent application on the Virtual Scoring Center software in fiscal year 2003. At August 31, 2004 and 2003, the Company also had liabilities of $110,839 and $38,392 representing its negative equity interest in the LLC. Pursuant to the agreement with the LLC, for the first five years of LLC operations the Company is eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. The Company is eligible for such distributions, subject to certain maximum amounts which graduate downward over the five year period, if the financial return from the LLC is not at least equal to the amount of software development cost that the Company has invested in the LLC. When and if the LLC becomes profitable, the Company will be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The Company received a cash distribution of $150,000 and $200,000 in fiscal years 2004 and 2003 related to such agreement. The distribution was applied as a reduction to the Company's investment in the LLC. The cash distribution and the net loss from the LLC are the primary factors that resulted in the negative investment balances at August 31, 2004 and 2003.

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

     The Company has a 50% equity interest in VSC Technologies, LLC. The LLC qualifies as a variable interest entity. An equity investor is required to consolidate a variable interest entity if it is deemed the "primary beneficiary". The primary beneficiary is defined as the investor that is expected to either absorb the majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Company management is in the process of evaluating whether the Company qualifies as the primary beneficiary of the LLC. If the Company is required to consolidate the LLC in accordance with this Interpretation, the financial effects will be implemented in the Company's second quarter of fiscal 2005. Company management has also evaluated its exposure to economic loss and estimates that from the inception of the LLC in October 2002 through December 31, 2005, that its maximum exposure to economic loss approximates $250,000.

Note 11:  Related Party Transactions

The Company currently has an agreement with the LLC whereby its employees provide software development services at a fixed rate per hour. In fiscal years 2004 and 2003, the Company billed the LLC for approximately $320,000 and $359,000 of software development services, respectively, of which $160,000 and $179,500 was related to Measurement Incorporated's obligation to fund LLC software development in 2004 and 2003, respectively, and the remaining $160,000 and $179,500 increased the Company's investment in the LLC in those years. At August 31, 2004 and 2003, "Due from related parties" included approximately $41,000 and $26,000, respectively, from the LLC for software development services.

     The Company also has an agreement with the LLC to perform accounting and certain other administrative services at a fixed rate of $1,000 per month. Included in "Due from related parties" at August 31, 2004 and 2003 was $2,000 and $1,000 from the LLC for such fees.

Note 12: Subsequent Event - Proposed Sale of Assets to Pegasus and Plan of Liquidation (Unaudited)

On August 5, 2004, the Company entered into an agreement to sell substantially all of its assets to Pegasus Imaging Corporation ("Pegasus"). The terms of the transaction along with a plan of liquidation of the Company will be submitted to shareholders for approval at a special meeting to be held on December 17, 2004. The Company's membership interest in VSC Technologies, LLC is not part of the asset sale to Pegasus; however, in September 2004 the Company reached an agreement in principle to sell its 50% membership interest in the LLC to Measurement Incorporated. Immediately upon shareholder approval, the Company plans to close the asset sale to Pegasus simultaneously with the sale of its membership interest to Measurement Incorporated and then at some future date, which is not currently estimable, the Company plans to make a one-time cash distribution to shareholders and liquidate the Company.

     After considering many factors related to the historical financial performance of the Company, the financial forecasts and future prospects for its existing and planned new software products, the impact of the Sarbanes-Oxley Act of 2002 and the rising costs of being publicly-held, and various strategic alternatives potentially available to the Company, the board of directors determined that the best and most likely means for maximizing shareholder value and return, would be through a sale of the Company or substantially all of its assets to a third party. The Company contacted, through certain of its business partners, potential third party buyers and engaged in various negotiations prior to recommending the proposals to sell substantially all of its assets to Pegasus and adopt a plan of liquidation for the Company.

     The terms of the asset sale to Pegasus provide that the Company will sell all of its assets associated with the Component Product Technologies business, which represent substantially all of its assets, including cash, accounts receivable, property and equipment, name and goodwill. Pegasus will assume all of the Company's ongoing obligations under existing customer agreements, as well as certain liabilities associated with office leases, employee expenses and accounts payable. We currently estimate that the purchase price will be $2.2 million (not including the liabilities assumed). A portion of the purchase price (approximately $600,000) will be payable in the form of a promissory note which will be due on the earlier of the date that we liquidate or August 15, 2005. The total purchase price, including the note, is subject to adjustment based on certain elements of working capital, including collection of accounts receivable and final acceptance of a custom software development project by a certain customer.

     The Company's agreement with Measurement Incorporated provides that it will sell its membership interest in VSC Technologies, LLC in exchange for $250,000 and complete indemnification against the pending litigation with NCS Pearson (see "Legal Proceedings").

     Upon approval by its shareholders, the Company plans to use the cash proceeds from the asset sale to Pegasus and the sale of its membership interest in the LLC to make a one-time cash distribution to its shareholders upon liquidation. The Company currently estimates that such distribution will result in proceeds to the shareholders of between $0.145 and $0.16 per share. In determining the estimated range of distribution, the Company considered the estimated $2.2 million that it will receive from Pegasus, the $250,000 that it will receive from Measurement Incorporated, and the estimated costs for (i) professional fees related to preparation of sale agreements, preparation and distribution of proxy materials, proxy solicitation services, preparation of tax returns and similar items, (ii) certain insurance premiums and (iii) certain taxes. Such costs are not expected to exceed $415,000.

     The amount of the final distribution to shareholders, however, is dependent upon a number of conditions and events, many of which are beyond the Company's power to control, including its ability to be dismissed from the litigation with NCS Pearson and the impact of collection of accounts receivable and final acceptance of a custom software development project by a certain customer on the final purchase price from Pegasus. Accordingly, the Company has developed an estimated contingency reserve of $130,000 in the estimated future costs for unknown matters in an effort to account for such conditions and events; however, no assurance can be given as to the accuracy of such reserve or the actual amount of liquidation proceeds that will be available for distribution. The timing of the distribution to shareholders is not currently estimable as it is primarily dependent upon the Company's ability to be dismissed from the litigation with NCS Pearson.

     The affirmative vote of at least two-thirds of the outstanding shares of the Company's common stock is required to approve the sale of assets and plan of liquidation. The Company has expended considerable time, effort and expense in pursuing opportunities related to the sale of the Company or substantially all of the assets. If the sale of assets to Pegasus and/or the plan of liquidation are not approved by the shareholders there can be no assurance that there will be other opportunities that would result in the shareholders receiving more or any return from the Company. Although the Company has continued to maintain its existing products and customer base, certain of our marketing, technical and sales employees have recently resigned from the Company and management believes that if the Company has to continue to operate in the ordinary course and bear the increasing demands and rising costs of being publicly-held, that its working capital will deteriorate which could ultimately impact its ability to fund ongoing operations.


-----------
Schedule II

VALUATION AND QUALIFYING ACCOUNTS

TMS, Inc. (dba TMSSequoia)
                                              BALANCE AT       ADDITIONS/REDUCTIONS     DEDUCTIONS-RECOVERY/    BALANCE AT END
CLASSIFICATION                            BEGINNING OF PERIOD  TO COSTS AND EXPENSES    WRITE-OFF OF ACCOUNTS     OF PERIOD
------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2004:
     Allowance for doubtful accounts      $      10,879            (15,129)                    9,036            $    4,786
------------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 2003:
     Allowance for doubtful accounts      $      16,204              7,600                    12,925            $   10,879
------------------------------------------------------------------------------------------------------------------------------