Form 10QSB
period 2004-11-30
TMS INC /OK/
filed 2005-01-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended: November 30, 2004

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

                                5811 Trenton Ave
                              Post Office Box 1358
                           Stillwater, Oklahoma 74076
                    (Address of principal executive offices)
                                 (405) 707-9060
                          (Issuer's telephone number)


                                 206 W. 6th Ave
                           Stillwater, Oklahoma 74074
(Former name, former address and former fiscal year if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                       Outstanding at December 31, 2004
Common stock, par value $.05 per share              13,121,659

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMS, Inc.
Condensed Balance Sheets
November 30, 2004 and August 31, 2004
                                                       November 30,
                                                           2004         August 31,
                                                       (unaudited)          2004*
                                                       -----------      -----------
Cash                                                   $ 1,245,070        1,404,542
Trade accounts receivable, net                             504,441          334,377
Due from related parties                                     7,273           42,835
Contract service work in process                                 -          201,981
Prepaid expenses and other current assets                  118,296           29,028
Deferred income taxes                                        3,844            5,192
                                                       -----------      -----------
       Total current assets                              1,878,924        2,017,955
                                                       -----------      -----------
Property and equipment                                     563,391          566,304
Accumulated depreciation and amortization                 (477,011)        (470,130)
                                                       ------------     -----------
       Net property and equipment                           86,380           96,174
                                                       -----------      -----------
Capitalized software development costs, net                308,121          391,496
Other assets                                                44,718           46,510
                                                       -----------      -----------

Total assets                                             2,318,143        2,552,135
                                                       ===========      ===========

Accounts payable                                           133,460          139,980
Accrued payroll expenses                                   105,822          140,127
Deferred revenue                                           361,453          362,630
                                                       -----------      -----------
       Total current liabilities                           600,735          642,737

Investment in limited liability company                     87,749          110,839
Deferred income taxes                                        3,844            5,192
                                                       -----------      -----------
Total liabilities                                          692,328          758,768
                                                       -----------      -----------
Common stock                                               656,083          656,083
Additional paid-in capital                              11,349,558       11,349,558
Accumulated deficit                                    (10,379,826)     (10,212,274)
                                                       -----------      -----------
Total shareholders' equity                               1,625,815        1,793,367
                                                       -----------      -----------

Total liabilities and shareholders' equity             $ 2,318,143        2,552,135
                                                       ============     ===========
*Condensed from audited financial statements.

See accompanying notes to condensed financial statements.

TMS, Inc.
Condensed Statements of Operations (unaudited)
Three Months Ended November 30, 2004 and 2003
                                                                                Three Months Ended
                                                                                   November 30
                                                                           -------------------------
                                                                          2004                2003
                                                                          -----               -----
   Licensing and royalties revenue                                     $   296,142             334,450
   Customer support and maintenance revenue                                154,093             169,036
   Custom software development services                                     78,998               7,844
                                                                       ------------        ------------
     Total revenue                                                         529,233             511,330


   Cost of revenue                                                         218,078             106,260
   Selling, general and administrative expenses                            368,616             433,438
   Research and development expenses                                        95,323             145,629
   Loss in limited liability company                                       (18,772)            (24,640)
                                                                       ------------        ------------
Operating loss                                                            (171,556)           (198,637)

Other (expense) income:
Write-down of property held for sale                                             -            (266,537)
Other, net                                                                   4,004               2,042
                                                                       ------------        ------------
Income before income taxes                                                (167,552)           (463,132)

Income tax expense                                                             -                     -
                                                                       ------------        ------------
    Net loss                                                           $  (167,552)           (463,132)
                                                                       ============        ============

Basic loss per share                                                   $    (0.01)               (0.04)
                                                                       ============        ============
Weighted average common shares                                          13,121,659          13,112,659
                                                                       ============        ============
Diluted loss per share                                                 $    (0.01)               (0.04)
                                                                       ============        ============
Weighted average common shares and potentially dilutive securities
                                                                        13,121,659          13,112,659
                                                                       ============        ============

See accompanying notes to condensed financial statements.


TMS, Inc.
Condensed Statements of Cash Flows (unaudited)
Three Months Ended November 30, 2004 and 2003

                                                        Three Months Ended
                                                            November 30
                                                     -------------------------
                                                    2004                2003
                                                    -----               -----
Net cash flows (used in)
     operating activities                          $  (109,956)          (66,585)
                                                   -----------        -----------

Cash flows from investing activities:
     Capitalized software development costs             (7,654)          (68,377)
     Investment in limited liability company           (41,862)          (46,757)
     Other, net                                             -               (604)
                                                   -----------        -----------
     Net cash used in investing activities             (49,516)         (115,738)
                                                   -----------        -----------
Cash flows from financing activities:
     Repayments of long-term debt                           -             (7,632)
                                                   -----------        -----------
     Net cash used in financing activities                  -             (7,632)
                                                   -----------        -----------
Net decrease in cash                                  (159,472)         (189,955)

Cash at beginning of period                          1,404,542         1,129,470
                                                   -----------        -----------
Cash at end of period                              $ 1,245,070           939,515
                                                   ============       ===========

See  accompanying notes to condensed financial statements.

TMS, Inc.
Notes to Condensed Financial Statements (unaudited)


Unaudited Interim Condensed Financial Statements
------------------------------------------------

The unaudited interim condensed financial statements and related notes were prepared by TMS, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2004.

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

Subsequent Event - Shareholder Approval of Asset Sale to Pegasus and Plan of Liquidation and Dissolution of the Company
-----------------------------------------------------------------------------

At a special meeting held on December 17, 2004, the Company's shareholders approved the sale of the assets of our Component Product Technology division to PIC Acquisition, Inc. ("Pegasus"), a wholly owned subsidiary of Pegasus Imaging Corporation, and a plan of liquidation and dissolution of the Company. The Company also completed the final closing of the transaction with Pegasus and the sale of our membership interest in VSC Technologies, LLC to Measurement Incorporated ("MI") on December 17, 2004.

The final cash price paid at closing for the sale of the Component Product Technologies business to Pegasus approximated $2,246,000, of which $1,600,000 was paid in cash, $341,000 was issued as a note receivable from Pegasus, and $305,000 was used to satisfy professional fees and other corporate costs that had been incurred related to the sale of our assets and the plan of liquidation and dissolution of the Company. In addition, Pegasus assumed certain contractual obligations of the Company, including its office leases, customer contracts and severance arrangements with certain employees. Upon closing the sale of VSC Technologies, LLC to Measurement Incorporated, the Company received $250,000 in cash and an undertaking to indemnify the Company against the pending lawsuit with NCS Pearson (See "Legal Proceedings" below). The proceeds from both transactions will be used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At November 30, 2004 such additional costs are expected to approximate $110,000 and will be charged to operations in future periods as incurred.

The Company estimates that the combined financial gain on the asset sales to Pegasus and MI will approximate $1,040,000 and that a portion of the Company's $2,800,000 in tax operating loss carryforwards will be used to offset substantially all of the tax liability related to such gains.

Legal Proceedings
-----------------

The Company is a party to a lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC. On October 23, 2002, the Company, along with VSC Technologies, LLC and MI, filed an action in the United States District Court for the Eastern District of North Carolina against NCS Pearson, Inc. In the complaint, the Company and the other plaintiffs seek a declaratory judgment that the Virtual Scoring Center technology owned by VSC Technologies, LLC and marketed by MI and the Company does not infringe twenty patents belonging to NCS Pearson. On June 3, 2003, NCS filed their answer to the complaint, along with a set of counterclaims that assert infringement of thirteen of their patents. The Company carefully designed and developed the technology to avoid infringement and the Company has and continues to deny any infringement of the NCS Pearson patents. Discovery has commenced in this case and the parties have agreed on a discovery plan, which anticipates a trial date in or after October 2005.

On December 17, 2004 the Company finalized a definitive agreement with MI pursuant to which, and as a part of the Company's plan of liquidation, the Company sold all of its 50% interest in VSC Technologies, LLC in exchange for a cash payment of $250,000 and agreement from MI to indemnify and hold the Company harmless with respect to all claims, expenses and damages arising out of the patent infringement lawsuit involving NCS Pearson. Based on this indemnification, and the fact that the Company assigned all of the allegedly infringing software to MI and will no longer be conducting any ongoing business activities, the Company intends to seek court approval in order to make a cash distribution to shareholders pursuant to its plan of liquidation and/or to be dismissed from the lawsuit. The Company can give no assurance that it will be successful in this, which could delay the timing and/or the amount of cash available for distribution to the shareholders.

Net Loss Per Share
-------------------

Options to purchase 364,500 shares of common stock at prices ranging from $.27 to $.40 per share and 413,974 shares of common stock at prices ranging from $.125 to $.40 per share were outstanding at November 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. The Company had total options outstanding to purchase 364,500 and 413,974 shares of common stock at November 30, 2004 and 2003, respectively. Options to purchase 202,000 shares of common stock at prices ranging from $.27 to $.3125 will expire if not exercised prior to March 17, 2005. The remaining 162,500 of the options outstanding at November 30, 2004 will expire if not exercised prior to the the earlier of liquidation and dissolution of the Company or June 6, 2006.


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

CRITICAL ACCOUNTING ESTIMATES
------------------------------

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

Computer Software Costs
-----------------------

We capitalize our software development product costs after we have established technological feasibility and prior to the release of our products for sale. Such costs are primarily based on the salaries of our employees and contractors that contribute to the development of our products, including a factor for related overhead. Once a product is released for sale, we begin amortizing the capitalized costs on a straight-line basis over the product's estimated economic life. On a periodic basis, we compare the unamortized costs of our products to their estimated net realizable values. If our estimates of net realizable value fall below the unamortized product costs, the excess is charged directly to operations to reflect impairment. At November 30, 2004 and 2003, we did not incur any charges for impairment related to our capitalized software development costs.

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

Income Taxes
------------

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences of events that have been recognized in an entity's financial statements that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Following is a summary of the significant items that comprise our estimated deferred tax assets and liabilities:


------------------------------------------------------------------------------

                                        November 30, 2004   August 31, 2004
------------------------------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards     $      1,057,305          1,024,911
  Other                                          37,598             38,800
------------------------------------------------------------------------------
Total gross deferred tax assets               1,094,903          1,063,711
Less valuation allowance                        961,922            898,893
------------------------------------------------------------------------------
Net deferred tax assets                         132,981            164,818
Deferred tax liabilities:
  Property and equipment                        (16,018)           (16,206)
  Capitalized software costs                   (116,963)          (148,612)
------------------------------------------------------------------------------
Net deferred tax                       $              -                  -
------------------------------------------------------------------------------


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

During the first quarter ended November 30, 2004, the Company increased its valuation allowance for deferred tax assets and decreased the deferred tax asset, net of valuation allowance, from $164,818 at August 31, 2004 to $132,981 at November 30, 2004. In order to fully realize the net deferred tax assets prior to the expiration of tax operating loss carryforwards, the Company will have to generate approximately $350,000 in taxable income. Subsequent to November 30, 2004, our shareholders approved the sale of our Component Product Technologies business to Pegasus and a plan of liquidation and dissolution of the Company. Such plan included the sale of our membership interest in VSC Technologies LLC to MI and such sale became final on December 17, 2004. The sale of assets to Pegasus and MI are expected to result in a combined financial gain of $1,040,000 and a taxable gain of approximately $1,371,000. The estimated difference in the amount of financial and taxable gain are primarily the result of the expected reversal in deferred tax liabilities associated with capitalized software development costs. At November 30, 2004, we had approximately $2,800,000 of tax operating loss carryforwards which will offset substantially all of the taxable gains from the sales to Pegasus and MI.

RESULTS OF OPERATIONS
---------------------

Following is selected financial information for each of our reportable segments for the three months ended November 30, 2004 and 2003.

Component Product Technologies Segment
--------------------------------------

                                             ---------------------------------------------------------------
                                                      Three Months Ended
                                             --------------------------------     -----------    -----------
                                                                                    Dollar         Percent
                                             November 30,      November 30,        Increase       Increase
                                                2004              2003            (Decrease)     (Decrease)
                                             -------------     ------------       ----------     -----------

Revenue from external customers              $    520,775          489,247           31,528            6.4%
                                             ------------       -----------       ----------     ---------
Operating income (loss)                      $     80,937          (39,933)         120,870         302.68%
                                             ------------       -----------       ----------     ---------
Operating income (loss) as % of revenue              15.5%            (8.2%)
                                             ------------       -----------

Revenue from the component product technologies segment is primarily derived from licensing, royalties, and the customer support and maintenance of our Prizm(R) web-based Viewer, ScanFix(R), Prizm(R) Image Processing, Prizm(R) Gray, ViewDirector(TM) and FormFix(R) products.

Improvements of revenue and profitability for this segment have historically depended on our ability to secure significant sales of multiple licenses and/or royalties to individual customers. For the first quarter ended November 30, 2004 one customer accounted for 14% of the total revenue for the segment, whereas for the same quarter last year no one customer accounted for greater than 10% of total segment revenue. In addition to the slight increase in revenue, the profitability of this segment improved over the same period last year primarily because of a decrease in personnel costs. Early in the first quarter and after announcement of the asset sale to Pegasus, three full time equivalent employees resigned from the Company and since the first quarter last year, four other full time equivalent employees were either terminated or voluntarily resigned from the Company and were not replaced. The total dollar impact of the employee changes represented a decrease in personnel costs of approximately $133,000.

We believe that the lack of widespread adoption of color and gray image processing technologies in the document management marketplace has impacted our ability generate revenue growth for this segment and also replace revenue from our more mature viewing and black and white image processing products. Additionally, we believe that revenue from our viewing technology has been impacted by increased competition from low or no cost web-based viewing technologies and an increase in demand for document images to be created or converted to Adobe's PDF file format. The document management marketplace is also expected to continue to migrate to more specialized technology solutions applicable to niche markets or industries. Our products have typically been applicable across many types of document imaging technology solutions.

As described in the Notes to the Condensed Financial Statements above, On December 17, 2004, the shareholders approved and we finalized the sale of the Component Product Technologies business to Pegasus. Accordingly, effective December 17, 2004, we discontinued all operating activities for this segment.


 Assessment Scoring Technologies Segment
----------------------------------------

                                 Three Months Ended
                      -----------------------------------------
                       November 30,               November 30,
                          2004                       2003
                      ------------                ------------
Revenue               $     8,458                     22,083
                      -----------                -----------
Operating loss        $   (71,643)                   (41,518)
                      -----------                -----------

The financial results for this segment reflect operating activities associated with the license and support of our Digital Mark Recognition(TM) ("DMR(R)") software product and our 50% equity interest in VSC Technologies, LLC, an entity that we formed with Measurement Incorporated in October 2002. First quarter revenue for both 2004 and 2003 was primarily derived from the license and support or maintenance of DMR to Measurement Incorporated.

We have an agreement with the LLC whereby we provide software development services, at a fixed rate per hour. During the first quarters ended November 2004 and 2003, the segment's operating expenses were reduced by approximately $81,000 and $87,000, respectively, for such development services of which 50% was billed to the LLC and 50% was recorded as an increase to our investment in the LLC.

The increase in operating loss for the three months ended November 30, 2004 compared to the same period last year primarily resulted from a reduction in revenue. The operating loss for both the current and prior first quarter included approximately $19,000 and $25,000 for our 50% share of the LLC net loss, respectively.

As described in the Notes to the Condensed Financial Statements above, The Company sold to MI all of its 50% membership interest in VSC Technologies, LLC. As part of this transaction, all of the existing agreements between the Company and VSC Technologies, LLC or MI were terminated and Pegasus entered into new agreements with the LLC and MI to provide software development services and to license and support the DMR and certain other component product technologies. Accordingly, effective December 17, 2004, we discontinued all operating activities associated with this segment.

Total Company Operating Results
-------------------------------

Following is a report of total company revenue and a reconciliation of reportable segments' operating (loss) income to our total net (loss) income for the three-month periods ending November 30, 2003 and 2002.

                                                    Three Months Ended
                                                        November 30
                                                2004                 2003
                                           -------------          ------------
Total company revenue                      $    529,233                511,330
                                           -------------          -------------
Operating income (loss) for
  reportable segments                            9,294                (83,658)
Unallocated corporate expenses                (180,850)              (114,979)
Interest income                                  4,781                  4,111
Interest expense                                     -                 (3,650)
Write-down of property held for sale                 -               (266,537)
Other, net                                        (777)                 1,581
                                           ------------           ------------
Net loss                                   $  (167,552)              (463,132)
                                           ===========            ============
(Loss) income per share:
  Basic                                    $    (0.01)                 (0.04)
  Diluted                                  $    (0.01)                 (0.04)
                                           ===========            ============


As described in the Notes to the Condensed Financial Statements and our segment discussions above, on December 17, 2004 our shareholders approved the sale of substantially all of our assets to Pegasus and a plan of liquidation and dissolution of the Company. We also finalized the sale of our membership interest in VSC Technologies, LLC to MI. The increase in unallocated corporate expenses during the current first quarter compared to the same period last year, primarily resulted from professional and other fees associated with completing the transactions with Pegasus and MI and for the preparation of proxy materials and solicitation of votes from our shareholders.

The net loss for the three month period ended November 30, 2003, included a write-down to reflect impairment in the value of our headquarters building which was held for sale. During the prior year first quarter, we entered into a real estate purchase contract for the sale of our headquarters building located in Stillwater, Oklahoma. The final sale closed on December 31, 2003. The impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for final sale.


FINANCIAL CONDITION
-------------------

Working capital at November 30, 2004 was $1,278,199 with a current ratio of 3.1:1, compared to $1,375,218 with a current ratio of 3.1:1 at August 31, 2004.

Net cash used in operations for the three months ended November 30, 2004 was approximately $110,000. Our negative operating cash position primarily reflects the impact of our operating losses.

Net cash used in investing activities for the three months ended November 30, 2004 approximated $49,500 related to our investment in VSC Technologies, LLC. We did not use or receive any cash during the current year first quarter related to financing activities.


Subsequent to November 30, 2004 and upon closing the asset sales transactions with Pegasus and MI, we terminated our $500,000 operating line of credit with a bank. There was not balance outstanding against the line of credit at November 30, 2004 or at the time of termination.


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


PART II - Other Information

Item 5.  Other Information

On December 17, 2004, our shareholders approved the sale of our Component Product Technologies business to Pegasus and a plan of liquidation and dissolution of the Company. We also finalized the sale to Pegasus and entered into and finalized the sale of our membership interest in VSC Technologies, LLC to MI. See "Subsequent Event - Shareholder Approval of Sale of Assets to Pegasus and Plan of Liquidation and Dissolution of the Company" in the Notes to the Condensed Financial Statements in this report on Form 10-QSB.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
 No.            Description
 ---            -----------

10 Purchase and Sale Agreement between the Registrant, Measurement Incorporated and VSC Technologies, LLC dated December 17, 2004

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


                                      Registrant: TMS, Inc.

Date:  January 14, 2005           /s/ Deborah D. Mosier
                                      Deborah D. Mosier, President
                                      and Chief Financial Officer
                                      Principal Executive and Financial Officer

                               INDEX TO EXHIBITS

Exhibit
 No.            Description                Method of Filing
 ---            -----------                ----------------

10   Purchase and Sale Agreement between   Filed herewith electronically
     the Registrant, Measurement
     Incorporated and VSC Technologies,
     LLC dated December 17, 2004

31 Certification of Principal Executive Filed herewith electronically and Financial Officer Pursuant to SEC
     Rule 13a-14

32 Certification of Principal Executive Filed herewith electronically and Financial Officers Pursuant to 18
     U.S.C. Section 1350