Form 10QSB
period 2005-02-28
TMS INC /OK/
filed 2005-04-14
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 28, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________

                         Commission File Number 0-18250

                             TMSS Liquidation, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           OKLAHOMA                                  91-1098155
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                                5811 Trenton Ave
                              Post Office Box 1358
                           Stillwater, Oklahoma 74076
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (405) 707-9060
                           -------------------------
                          (Issuer's telephone number)


                                    TMS, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)

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

Title of Each Class                         Outstanding at April 14, 2005
Common stock, par value $.05 per share               13,121,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMSS Liquidation, Inc.
Statement of Net Assets in Liquidation
                                                  February 28, 2005
                                                  -----------------
Assets
     Cash and cash equivalents                    $ 1,724,963
     Amounts due from purchaser                       344,554
     Other receivables                                  1,432
                                                  ----------------
        Total Assets                              $ 2,070,949
                                                  ================

Liabilities
     Accounts payable and accrued liabilities     $     7,692
     Estimated costs of liquidation                   149,927
                                                  ----------------
        Total Liabilities                             157,619
                                                  ----------------

Net Assets in Liquidation                         $ 1,913,330
                                                  ================

See accompanying notes to financial statements.

TMSS Liquidation, Inc.
Statement of Changes in Net Assets in Liquidation
                                                         Period from
                                                       December 17, 2004
                                                   through February 28, 2005
                                                   -------------------------
Net Increase in Net Assets in Liquidation

     Interest income                                    $     8,273
                                                   --------------------------
Net Increase in Net Assets in Liquidation                     8,273
Net Assets in Liquidation at December 17, 2004          $ 1,905,057
                                                   --------------------------
Net Assets in Liquidation at February 28, 2005          $ 1,913,330
                                                   ==========================

See accompanying notes to financial statements.

TMSS Liquidation, Inc.
Condensed Balance Sheets
August 31, 2004
                                                      August 31,
                                                         2004*
                                                     -----------
Cash                                                 $ 1,404,542
Trade accounts receivable, net                           334,377
Due from related parties                                  42,835
Contract service work in process                         201,981
Prepaid expenses and other current assets                 29,028
Deferred income taxes                                      5,192
                                                     -----------
       Total current assets                            2,017,955
                                                     -----------
Property and equipment                                   566,304
Accumulated depreciation and amortization               (470,130)
                                                     -----------
       Net property and equipment                         96,174
                                                     -----------
Capitalized software development costs, net              391,496
Other assets                                              46,510
                                                     -----------

Total assets                                         $ 2,552,135
                                                     ===========

Accounts payable                                     $   139,980
Accrued payroll expenses                                 140,127
Deferred revenue                                         362,630
                                                     -----------
       Total current liabilities                         642,737

Investment in limited liability company                  110,839
Deferred income taxes                                      5,192
                                                     -----------
Total liabilities                                        758,768
                                                     -----------
Common stock                                             656,083
Additional paid-in capital                            11,349,558
Accumulated deficit                                  (10,212,274)
                                                     -----------
Total shareholders' equity                             1,793,367
                                                     -----------

Total liabilities and shareholders' equity           $ 2,552,135
                                                     ===========
________________

*Condensed from audited financial statements.

See accompanying notes to financial statements.

TMSS Liquidation, Inc.
Condensed Statements of Operations (unaudited)
                                            Period from
                                          September 1, 2004
                                              through             Three Months Ended       Six Months Ended
                                          December 16, 2004       February 29, 2004       February 29, 2004
                                          -----------------       -----------------       -----------------
Revenue:
  Licensing and royalties                  $    322,653                 441,452                 775,902
  Customer support and maintenance              154,093                 159,120                 328,156
  Other services                                 89,520                  92,950                 100,794
                                           ------------            ------------            ------------
                                                566,266                 693,522               1,204,852
                                           ------------            ------------            ------------
Operating costs and expenses:
  Cost of revenue                               224,818                 174,907                 281,167
  Selling, general and administrative           483,060                 425,031                 858,468
  Research and development                      147,338                 189,653                 335,283
  Loss in limited liability company              18,772                  23,763                  48,403
                                           ------------            ------------            ------------
                                                873,988                 813,354               1,523,321
                                           ------------            ------------            ------------
     Operating loss                            (307,722)               (119,832)               (318,469)

Other (expense) income:
 Loss on disposal of property                         -                   6,414                (260,123)
 Interest income                                 14,620                   4,730                   8,841
 Interest expense                                     -                  (1,161)                 (4,811)
 Other, net                                      (4,420)                  2,323                   3,904
                                           ------------            ------------            ------------

Loss before income taxes                       (297,522)               (107,526)               (570,658)

  Income tax expense                                  -                       -                       -
                                           ------------            ------------            ------------
Net loss                                   $   (297,522)               (107,526)               (570,658)
                                           ============            ============            ============

Basic loss per share                       $      (0.02)                  (0.01)                  (0.04)
                                           ============            ============            ============
Weighted average common shares               13,121,659              13,121,659              13,112,659
                                           ============            ============            ============
Diluted loss per share                     $      (0.02)                  (0.01)                  (0.04)
                                           ============            ============            ============
Weighted average common shares and
  potentially dilutive securities            13,121,659              13,121,659              13,112,659
                                           ============            ============            ============

See accompanying notes to financial statements.


TMSS Liquidation, Inc.
Condensed Statements of Cash Flows (unaudited)
                                                                    Period from
                                                                 September 1, 2004
                                                                      through          Six Months Ended
                                                                December 16, 2004      February 29, 2004
                                                                ------------------     -----------------
Net cash flows used in operating activities                        $   (18,669)             (63,102)
                                                                   -----------           ----------

Cash flows from investing activities:
     Proceeds from sale of substantially all assets                    517,396                    -
     Proceeds from sale of building                                          -              431,226
     Capitalized software development costs                             (7,654)            (156,251)
     Investment in limited liability company                           (45,615)             (78,178)
     Distribution from limited liability company                             -              154,922
     Other, net                                                              -              (24,423)
                                                                   -----------           ----------
     Net cash provided by investing activities                         464,127              327,296
                                                                   -----------           ----------
Cash flows from financing activities:
     Repayments of long-term debt                                            -             (198,270)
                                                                   -----------           ----------
     Net cash used in financing activities                                   -             (198,270)
                                                                   -----------           ----------
Net increase in cash                                                   445,458               65,924

Cash at beginning of period                                          1,404,542            1,129,470
                                                                   -----------           ----------
Cash at end of period                                              $ 1,850,000            1,195,394
                                                                   ===========           ==========
Noncash investing activities:
 Issuance of notes receivable for sale of assets                   $   340,974                    -
                                                                   ===========           ==========

See  accompanying notes to condensed financial statements.

TMSS, Liquidation Inc.
Notes to Financial Statements (unaudited)


Unaudited Interim Financial Statements
--------------------------------------

The unaudited interim financial statements and related notes were prepared by TMSS Liquidation, Inc. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations established by the Securities and Exchange Commission. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB Annual Report for the fiscal year ended August 31, 2004.

The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.


Sale of Substantially All Assets and Accounting Basis
-----------------------------------------------------

At a special meeting held on December 17, 2004, the Company's shareholders approved the sale of the assets of our Component Product Technology ("CPT") division to PIC Acquisition, Inc. ("Pegasus"), a wholly owned subsidiary of Pegasus Imaging Corporation, and approved a plan of liquidation and dissolution of the Company. The Company also completed the final closing of the transaction with Pegasus and the sale of our membership interest in VSC Technologies, LLC ("VSC") to Measurement Incorporated ("MI").

In connection with the adoption of the plan of liquidation and dissolution of the Company, we adopted the liquidation basis of accounting effective December 17, 2004. The accompanying condensed balance sheet as of August 31, 2004, and the condensed statements of operations and cash flows for the period from September 1, 2004 to December 16, 2004 and the three and six months ended February 29, 2004 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, the Company recorded a $409,212 increase to net assets, which included an increase of $734,349 for the gain on sale of assets to Pegasus and MI, and decreases of $99,966 for directors and officers insurance, and $225,171 of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates.

Uncertainties as to the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available net assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders. If available cash are not adequate to provide for our obligations, liabilities, operating costs and claims, estimated future distributions of cash to our stockholders will be reduced.

At February 28, 2005, the Company had accrued $149,927 of costs of liquidation which includes the following:


Estimated Costs of Liquidation:

     Professional fees for preparation of tax returns, SEC filings and other related services associated with implementation of plan of
     liquidation                                                             $  58,357
     Costs of cash distribution to shareholders at time of liquidation          30,000
     Compensation to officers and directors for services related to the
     oversight and implementation of the plan of liquidation                    26,570
     Alternative minimum taxes                                                  10,000
     Record storage fees, telephone services, supplies, and other
     administrative costs                                                       25,000
                                                                             -----------
                                                                             $ 149,927
                                                                             ===========


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

In March 2005, a tentative agreement was reached between the Company, MI and NCS Pearson, to resolve the patent infringement lawsuit. The tentative settlement provides for dismissal of the Company from the lawsuit and a complete release of the Company and any of its affected customers from any claims of infringement related to the lawsuit. The Company will not be required to pay any amounts to NCS Pearson as part of the settlement. The parties anticipate a final settlement by April 20, 2005.


Net Loss Per Share
------------------

Options to purchase 364,500 shares of common stock at prices ranging from $.27 to $.40 per share and 413,974 shares of common stock at prices ranging from $.125 to $.40 per share were outstanding at December 17, 2004 and February 29, 2004, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Options to purchase 202,000 shares of common stock at prices ranging from $.27 to $.3125 expired on March 17, 2005. The remaining 162,500 of the options outstanding at December 17, 2005 will expire if not exercised prior to the earlier of liquidation and dissolution of the Company or June 6, 2006.


Item 2.  Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties. Factors that could cause actual results to differ materially from those described herein include, without limitation, delays in the final settlement with NCS Pearson and unexpected or greater than expected expenses associated with winding up the affairs and liquidation the Company, as well as any unexpected and unknown obligations or liabilities that are determined". As a result, you should not rely on these forward-looking statements.

Upon sale of substantially all of the assets of the Company on December 17, 2004, we ceased normal operations and began the process of winding up the affairs of the Company. As a result, we changed our basis of accounting to the liquidation basis as of December 17, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received, however actual costs could differ from those estimates. The proceeds from the sale of our assets will be used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At February 28, 2005 such additional costs are estimated at approximately $150,000. See the "Notes to the Financial Statements" for a detailed description of such costs. Distributions ultimately made to stockholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations, and final costs of liquidation. The accompanying historical Balance Sheet as of August 31, 2004 and Statements of Operations and Cash Flows for the periods from September 1, 2004 - December 16, 2004 and for the three and six month periods ended February 29, 2004 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and convert our remaining assets to cash as expeditiously as possible. Final dissolution of the Company and distribution to stockholders will occur upon obtaining final resolution on all liquidation issues and final settlement of the lawsuit with NCS Pearson. See "Legal Proceedings" in the accompanying "Notes to the Financial Statements".


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to allow timely decisions regarding required disclosure, however, since the sale of substantially all of our assets on December 17, 2004, we have been in the process of winding down our operations and we no longer have any employees. The accounting and administrative functions are being performed by Deborah D. Mosier, President and Chief Financial Officer on a part-time contract basis along with our outside legal and accounting professional service providers. As a result, the Company has limitations on its ability to provide common internal control practices, including adequate segregation of duties. While the activities of the Company are being monitored by the Board of Directors, our inability to provide adequate segregation of duties and other mitigating controls may be considered a material weakness in internal controls over financial reporting.


PART II - Other Information

Item 1.  Legal Proceedings

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

In March 2005, a tentative agreement was reached between the Company, MI and NCS Pearson, to resolve the patent infringement lawsuit. The tentative settlement provides for dismissal of the Company from the lawsuit and a complete release of the Company and any of its affected customers from any claims of infringement related to the lawsuit. The Company will not be required to pay any amounts to NCS Pearson as part of the settlement. The parties anticipate a final settlement by April 20, 2005.


Item 4. Submission of Matters to a Vote of the Security Holders

On December 17, 2004 we held a special meeting in which our shareholders approved the sale of our Component Product Technologies business to Pegasus and a plan of liquidation and dissolution of the Company. Following are the final results of the shareholder voting from the special meeting:

1. Approve the sale of the Company's Component Products Technologies business to Pegasus Imaging Corporation and the Asset Purchase Agreement entered into by the Company, Pegasus, and PIC Acquisition, Inc., a subsidiary of Pegasus.

                   FOR           AGAINST        ABSTAIN
                 9,850,486       359,450        16,863

2. Approve the Plan of Liquidation and Dissolution.

                    FOR          AGAINST        ABSTAIN
                 9,797,092       406,950         22,757


Item 6.  Exhibits

31 Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Registrant: TMSS Liquidation, Inc.

Date:  April 14, 2005             /s/ Deborah D. Mosier
                                      Deborah D. Mosier, President and
                                      Chief Financial Officer
                                      Principal Executive and Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.        Description                     Method of Filing
  ---        -----------                     ----------------

31 Certification of Principal Executive Filed herewith electronically and Financial Officer Pursuant to
      SEC Rule 13a-17

32 Certification of Principal Executive Filed herewith electronically and Financial Officer Pursuant to
      U.S.C. Section 1350