Form 10QSB
period 2005-05-31
TMS INC /OK/
filed 2005-07-06
CIK 835412

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:     May 31, 2005

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

Title of Each Class                            Outstanding at June 30, 2005
Common stock, par value $.05 per share                 13,121,659

Transitional Small Business Disclosure Format (check one):
Yes []  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TMSS Liquidation, Inc.
Statement of Net Assets in Liquidation
                                                      May 31, 2005
                                                      -------------

Assets
     Cash and cash equivalents                        $ 1,713,728
     Amounts due from purchaser                           348,202
                                                      -------------
        Total Assets                                  $ 2,061,930
                                                      =============

Liabilities
     Accounts payable and accrued liabilities         $    14,874
     Estimated costs of liquidation                       121,086
                                                      -------------
        Total Liabilities                                 135,960
                                                      -------------

Net Assets in Liquidation                             $ 1,925,970
                                                      =============

See accompanying notes to financial statements.


TMSS Liquidation, Inc.
Statement of Changes in Net Assets in Liquidation
                                                    Period from December 17,
                                                    2004 through May 31, 2005
                                                    -------------------------
Net Increase in Net Assets in Liquidation

     Interest income                                     $    20,913
                                                         --------------
Net Increase in Net Assets in Liquidation                     20,913
Net Assets in Liquidation at December 17, 2004           $ 1,905,057
                                                         --------------
Net Assets in Liquidation at May 31, 2005                $ 1,925,970
                                                         ==============

See accompanying notes to financial statements.

TMSS Liquidation, Inc.
Condensed Balance Sheets
August 31, 2004
                                                   August 31,
                                                      2004*
                                                  -----------
Cash                                              $ 1,404,542
Trade accounts receivable, net                        334,377
Due from related parties                               42,835
Contract service work in process                      201,981
Note receivable                                             -
Accrued interest receivable                                 -
Prepaid expenses and other current assets              29,028
Deferred income taxes                                   5,192
                                                  -----------
       Total current assets                         2,017,955
                                                  -----------
Property and equipment                                566,304
Accumulated depreciation and amortization            (470,130)
                                                  -----------
       Net property and equipment                      96,174
                                                  -----------
Capitalized software development costs, net           391,496
Other assets                                           46,510
                                                  -----------

Total assets                                      $ 2,552,135
                                                  ===========

Accounts payable                                  $   139,980
Accrued income taxes payable                                -
Accrued payroll expenses                              140,127
Deferred revenue                                      362,630
                                                  -----------
       Total current liabilities                      642,737

Investment in limited liability company               110,839
Deferred income taxes                                   5,192
                                                  -----------
Total liabilities                                     758,768
                                                  -----------
Common stock                                          656,083
Additional paid-in capital                         11,349,558
Accumulated deficit                               (10,212,274)
                                                  -----------
Total shareholders' equity                          1,793,367
                                                  -----------

Total liabilities and shareholders' equity        $ 2,552,135
                                                  ===========

*Condensed from audited financial statements.

See accompanying notes to financial statements.


TMSS Liquidation, Inc.
Condensed Statements of Operations (unaudited)

                                            Period from September
                                               1, 2004 through     Three Months Ended May   Nine Months Ended May
                                              December 17, 2004           31, 2004                31, 2004
                                              -----------------           --------                --------
Revenue:
  Licensing and royalties                     $    322,653                 380,138               1,156,039
  Customer support and maintenance                 154,093                 168,140                 496,297
  Other services                                    89,520                 168,106                 268,900
                                              ------------            ------------            ------------
                                                   566,266                 716,384               1,921,236
                                              ------------            ------------            ------------
Operating costs and expenses:
  Cost of revenue                                  224,818                 167,649                 448,816
  Selling, general and administrative              841,272                 390,748               1,249,216
  Research and development                         147,338                 106,544                 441,827
  Loss in limited liability company                 18,772                  15,296                  63,699
                                              ------------            ------------            ------------
                                                 1,232,200                 680,237               2,203,558
                                              ------------            ------------            ------------
     Operating (loss) income                      (665,934)                 36,147                (282,322)

Other (expense) income:
 Gain on sale of business                          734,349                       -                       -
 Loss on disposal of property                            -                       -                (260,123)
 Interest income                                    14,620                   3,994                  12,835
 Interest expense                                        -                       -                  (4,811)
 Other, net                                         (4,420)                      -                   3,904
                                              ------------            ------------            ------------

Income (loss) before income taxes                   78,615                  40,141                (530,517)

  Income tax expense                                10,000                   1,415                   1,415
                                              ------------            ------------            ------------
Net income (loss)                             $     68,615                  38,726                (531,932)
                                              ============            ============            ============

Basic income (loss) per share                 $       0.01                    0.00                   (0.04)
                                              ============            ============            ============
Weighted average common shares                  13,121,659              13,112,659              13,112,659
                                              ============            ============            ============
Diluted income (loss) per share               $       0.01                    0.00                   (0.04)
                                              ============            ============            ============
Weighted average common shares and
  potentially dilutive securities               13,121,659              13,112,659              13,112,659
                                              ============            ============            ============

See accompanying notes to financial statements.


TMSS Liquidation, Inc.
Condensed Statements of Cash Flows (unaudited)
                                                    Period from
                                                  September 1, 2004
                                                 through December 17,   Nine Month Ended
                                                        2004              May 31, 2004
                                                    -----------           ------------
Net cash flows used in
     operating activities                           $  (18,699)               24,463
                                                    -----------           -----------

Cash flows from investing activities:
     Proceeds from sale of business                     517,426                    -
     Proceeds from sale of building                           -              431,226
     Capitalized software development costs              (7,654)            (222,363)
     Investment in limited liability company            (45,615)            (120,702)
     Distribution from limited liability company              -              154,922
     Other, net                                               -              (27,402)
                                                    -----------           -----------
     Net cash provided by investing activities          464,157              215,681
                                                    -----------           -----------
Cash flows from financing activities:
     Repayments of long-term debt                            -              (198,270)
                                                    -----------           -----------
     Net cash used in financing activities                   -              (198,270)
                                                    -----------           -----------
Net increase in cash                                    445,458               41,874

Cash at beginning of period                           1,404,542            1,129,470
                                                    -----------           -----------
Cash at end of period                               $ 1,850,000            1,171,344
                                                    ============          ===========
Noncash investing activities:
Issuance of note receivable for sale
  of discontinued operations                        $   340,974                    -

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


Sale of Substantially All Assets and Accounting Basis
------------------------------------------------------

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

In connection with the adoption of the plan of liquidation and dissolution of the Company, we adopted the liquidation basis of accounting effective December 17, 2004. The accompanying condensed balance sheet as of August 31, 2004, and the condensed statements of operations and cash flows for the period from September 1, 2004 to December 16, 2004 and the three and nine months ended May 31, 2004 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Upon changing to the liquidation basis of accounting, the Company recorded a $409,212 increase to net assets, which included an increase of $734,349 for the gain on sale of assets to Pegasus and MI, and decreases of $99,966 for directors and officers insurance, and $225,171 of accrued costs of liquidation representing the estimate of the costs to be incurred during dissolution; however actual costs could vary from those estimates.

The Company is still determining its ultimate liabilities, which make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders, at this time. Claims, liabilities and future expenses for operations will continue to be incurred with execution of the plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available net assets will be adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to stockholders.

At May 31, 2005, the Company had accrued $121,086 of costs of liquidation which includes the following:

Estimated Costs of Liquidation:
     Professional fees for preparation of tax returns, SEC filings and other related services associated with implementation of plan of
     liquidation                                                             $  42,516
     Costs of cash distribution to shareholders at time of liquidation          30,000
     Compensation to officers and directors for services related to the
     oversight and implementation of the plan of liquidation                    24,570
     Record storage fees, telephone services, supplies and other
     administrative costs                                                       24,000
                                                                             ----------
                                                                             $ 121,086
                                                                             ==========


Legal Proceedings
-----------------

The Company was a party to a lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC. In May 2005, a final agreement was reached between the Company, MI and NCS Pearson, to resolve the patent infringement lawsuit. The final settlement provides for dismissal of the Company from the lawsuit and a complete release of the Company and any of its affected customers from any claims of infringement related to the lawsuit. The Company was not required to pay any amounts to NCS Pearson as part of the settlement.


Net Loss Per Share
-------------------

Options to purchase 364,500 shares of common stock at prices ranging from $.27 to $.40 per share and 413,974 shares of common stock at prices ranging from $.125 to $.40 per share were outstanding at December 17, 2004 and May 31, 2004, respectively, but were not included in the computation of diluted net loss per share because the options' exercise prices were greater than the average market price of common shares. Options to purchase 202,000 shares of common stock at prices ranging from $.27 to $.3125 expired on March 17, 2005. The remaining 162,500 of the options outstanding at December 17, 2005 will expire if not exercised prior to the earlier of liquidation and dissolution of the Company or June 6, 2006.


Item 2.  Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results could differ materially from those set forth in the forward-looking statements because of certain risks and uncertainties. Factors that could cause actual results to differ materially from those described herein include, without limitation, greater than expected expenses associated with winding up the affairs and liquidation the Company, as well as any unexpected and unknown obligations or liabilities that are determined". As a result, you should not rely on these forward-looking statements.

Upon sale of substantially all of the assets of the Company on December 17, 2004, we ceased normal operations and began the process of winding up the affairs of the Company. As a result, we changed our basis of accounting to the liquidation basis as of December 17, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received, however actual costs could differ from those estimates. The proceeds from the sale of our assets will be used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At May 31, 2005 such additional costs are estimated at approximately $121,000. See the "Notes to the Financial Statements" for a detailed description of such costs. Distributions ultimately made to stockholders upon liquidation will differ from the "net assets in liquidation" recorded in the accompanying Statement of Net Assets in Liquidation as a result of future changes in estimated investment income, settlement of liabilities and obligations, and final costs of liquidation. The accompanying historical Balance Sheet as of August 31, 2004 and Statements of Operations and Cash Flows for the periods from September 1, 2004 - December 16, 2004 and for the three and nine month periods ended May 31, 2004 have been presented on a going concern basis comparable to prior periods, which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

It is our intention to settle our outstanding obligations and convert our remaining assets to cash as expeditiously as possible. Final dissolution of the Company and distribution to stockholders will occur upon obtaining final resolution on all liquidation issues.


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


PART II - Other Information

Item 1.  Legal Proceedings

The Company was a party to a lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC. In May 2005, a final agreement was reached between the Company, MI and NCS Pearson, to resolve the patent infringement lawsuit. The final settlement provides for dismissal of the Company from the lawsuit and a complete release of the Company and any of its affected customers from any claims of infringement related to the lawsuit. The Company was not required to pay any amounts to NCS Pearson as part of the settlement.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31 Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32 Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

The Company announced by a press release dated May 9, 2005 the final settlement of a patent infringement lawsuit pending in the Eastern District of North Carolina. See "Legal Proceedings" above for additional information.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Registrant: TMS, Inc.

Date:  July 6, 2005                /s/ Deborah D. Mosier
                                       Deborah D. Mosier, President and
                                       Chief Financial Officer
                                       Principal Executive and Financial Officer

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