Form 10QSB/A
period 2005-05-31
TMS INC /OK/
filed 2005-08-01
CIK 835412

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

The unaudited interim financial statements currently have not been examined by independent registered accountants in accordance with generally accepted auditing standards, but in the opinion of management reflect all adjustments that are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.


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


                                   Registrant: TMS, Inc.

Date:  August 1, 2005              /s/ Deborah D. Mosier
                                       Deborah D. Mosier, President and
                                       Chief Financial Officer
                                       Principal Executive and Financial Officer

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