Form 10QSB/A
period 2005-05-31
TMS INC /OK/
filed 2005-11-29
CIK 835412

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

                                 (405) 707-9060
                          ---------------------------
                          (Issuer's telephone number)


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

Assets
     Cash and cash equivalents                        $ 1,913,728
     Amounts due from purchaser                           148,202
                                                      -------------
        Total Assets                                  $ 2,061,930
                                                      =============

Liabilities
     Accounts payable and accrued liabilities         $    14,874
     Estimated costs of liquidation                       121,086
                                                      -------------
        Total Liabilities                                 135,960
                                                      -------------

Net Assets in Liquidation                             $ 1,925,970
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

The unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

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

Subsequent Event - Final Liquidation Payment
--------------------------------------------

On Novemer 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation payment to its share-holders. Each shareholder of record on August 15, 2005 will be entitled to receive $.148 for each share of Company common stock tendered.


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

On Novemer 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation payment to its share-holders. Each shareholder of record on August 15, 2005 will be entitled to receive $.148 for each share of Company common stock tendered.


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


                                   Registrant: TMS, Inc.

Date:  November 29, 2005           /s/ Deborah D. Mosier
                                       Deborah D. Mosier, President and
                                       Chief Financial Officer
                                       Principal Executive and Financial Officer

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