Form 10KSB
period 2005-08-31
TMS INC /OK/
filed 2006-01-13
CIK 835412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT Under section 13 or 15(d) of The Securities Exchange Act of
    1934

    For the fiscal year ended August 31, 2005

[ ] TRANSITION REPORT Under section 13 or 15(d) of The Securities Exchange Act of 1934

    For the transition period from           to

                       Commission File Number: 000-18250

                             TMSS Liquidation, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Oklahoma                                                91-1098155
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  5811 Trenton Avenue
                  Stillwater, Oklahoma                         74074
        ----------------------------------------            ----------
        (Address of principal executive offices)            (Zip Code)

                                 (405) 707-9060
                           ---------------------------
                           (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: Common Stock, $.05 par value

     Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES [X]    NO [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by checkmark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

     The Issuer's revenues for its most recent fiscal year were $566,266

     Based on the aggregate amount to be distributed in final liquidation of the registrant the aggregate market value of voting stock held by non-affiliates immediately prior to the distribution of such funds to stockholders was $1,942,006; as of December 31, 2005 the amount remaining to be distributed to non-affiliates was $219,807.

     As of August 15, 2005 (the record date for the final liquidating distribution) there were 13,121,659 shares of Common Stock, $.05 par value, outstanding; as of January 13, 2006, the final distribution in cancellation of all outstanding shares was made.

     Transitional Small Business Disclosure Format: YES [ ]   NO [X]

Form 10-KSB
for the fiscal year ended August 31, 2005


                   TABLE OF CONTENTS                          PAGE
                   -----------------                          ----

PART I                                                          2

Item 1.    Description of Business                              2

Item 2.    Description of Property                              7

Item 3.    Legal Proceedings                                    7

Item 4.    Submission of Matters to a Vote
           of Security Holders                                  8

PART II                                                         8

Item 5.    Market for Common Equity,
           Related Stockholder Matters, and
           Small Business Issuer Purchases of
           Equity Securities                                    8

Item 6.    Management's Discussion and
           Analysis or Plan of Operation                        8

Item 7.    Financial Statements                                14

Item 8.    Changes In and Disagreements
           With Accountants on Accounting
           and Financial Disclosure                            15

Item 8A. Controls and Procedures                               15

Item 8B. Other Information                                     15

PART III                                                       15

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of
the Exchange Act                                               15

Item 10. Executive Compensation                                16

Item 11. Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder
Matters                                                        16

Item 12. Certain Relationships and Related Transactions        17


Item 13. Exhibits                                              18

Item 14. Principal Accountant Fees and Services                18

Signatures                                                     19

Index to Financial Statements and
         Financial Statement Schedule                          F1

COMPANIES AND PRODUCTS NAMED IN THIS DOCUMENT MAY BE TRADEMARKS OF THE RESPECTIVE COMPANIES WITH WHICH THEY ARE ASSOCIATED.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Note: The following description should be read as only a historical description since the Company has now completely liquidated and ceased all activities.

GENERAL DEVELOPMENT OF BUSINESS

Prior to December 17, 2004, we had been engaged in the computer software business since 1981 and became incorporated in 1990. We licensed computer software products to enable businesses to use document imaging to solve critical business problems. Typically, businesses wish to solve these problems by electronically publishing and disseminating information. We offered customers the following imaging technology solutions and services:

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

     At a special meeting held on December 17, 2004, the Company's shareholders approved the sale of substantially all of our assets to PIC Acquisition, Inc. ("Pegasus"), a wholly owned subsidiary of Pegasus Imaging Corporation, and approved a plan of liquidation and dissolution of the Company. The Company also completed the sale of our membership interest in VSC Technologies, LLC ("VSC") to Measurement Incorporated ("MI"). On June 30, 2005, we filed a certificate of dissolution with the state of Oklahoma and on August 15, 2005, the NASD Non-NASDAQ OTC Bulletin Board discontinued trading our common stock. On November 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation payment to its shareholders. Each shareholder of record as of August 15, 2005 became entitled to receive $.148 in cancellation of each share of Company common stock previously held.

Component Product Technologies
------------------------------
Prior to the sale of substantially all of our assets on December 17, 2004, we sold software development toolkits and applications and received license fees and/or royalties from the sales of those products.

     Software development toolkits included the core "building block" technologies necessary for a customer to develop new software applications or enhance existing applications. In particular, our toolkits provided the fundamental technologies necessary for creating document imaging and forms processing applications. Programming knowledge was required to implement the functionality in our software toolkits.

     Applications were stand-alone software programs that install directly on the user's system or on the server in a client/server environment. This software may function independently of any other software or may be closely associated with another software package. Typically a customer did not need to have programming knowledge to use our software applications.

     Some customers use our toolkit products to create custom applications to address critical business needs not otherwise available in pre-packaged software applications. Others used our enabling technologies to add functionality to packaged workflow applications. Our toolkit products may have been used to capture, display, magnify and enhance digitized images such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs on many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet or extranets via secure or authenticated servers.

     Customers used our application products to enhance or optimize images through a stand-alone interface, and to display, annotate or extract text from digitized images and Portable Document Format (PDF) documents using optical character recognition technology through a browser-based interface. Our applications applied to many types of digitized images and documents such as engineering drawings, legal or financial transaction documents, reference or regulatory documents and photographs that may be accessed via many kinds of computer workstations or personal computers, local area networks, corporate intranets, the Internet and/or extranets via secure or authenticated servers. Users may transmit the images to other computers or facsimile machines, share the images with other users, and manipulate, modify or print the images and documents.

Image Viewing Toolkits

ViewDirector(TM) imaging toolkit--ViewDirector(TM) products are software development tools that provide image display capabilities for black and white and color imaging applications. The ViewDirector tools are typically used to enable existing applications to display images or for creating custom applications for the document management industry. ViewDirector functionality includes rapid image display and an extensive suite of image display tools including magnifiers, rotation, hyperlinking and annotations. It is available as cross platform C/C++ libraries or as an ActiveX control. We licensed ViewDirector toolkits to a wide variety of document imaging, workflow and document management solution providers including value-added resellers, system integrators, independent software vendors, original equipment manufacturers, government agencies and corporations who use the product internally to develop proprietary software. Users agreed to pay us a royalty for each computer workstation or server on which they use the product.

Image Viewing Applications
Prizm(R) browser-based Viewer-- The Prizm(R) browser-based Viewer is an application that extends the capabilities of Microsoft Internet Explorer and Netscape browsers, delivering the ability to view, manipulate, annotate and print even the largest TIFF, JPEG and other compressed images as well as PDF files. The Prizm Viewer allows users to view, manipulate, annotate and print PDF files using the same interface they currently use for TIFF and other document image types. The Viewer offers batch printing, virtual multi-page documents, image annotation and optical character recognition for text extraction, hyperlinking and magnifying capabilities at each user's desktop. Cache encryption and support for secure servers allows the Prizm Viewer to support organizations with regulatory requirements to provide secure transmission of document images. We sold a unit of the product for each individual user. Units were sold both to corporate users in high volumes and on a single copy basis through our web site. The product is supported on the Windows, Macintosh and UNIX platforms.

Image Enhancement Toolkits
ScanFix(R) bitonal image enhancement toolkit-- ScanFix(R) software technology automatically enhances black and white scanned images by removing specks, lines, shading, broken characters, and black borders. It also deskews scanned images. The ScanFix C/C++ libraries and ActiveX control are used in virtually all types of document imaging applications, especially where optical character recognition
(OCR) processing is required to create smaller file sizes, and higher OCR read rates. We licensed the ScanFix toolkit to original equipment manufacturers such as IBM, Minolta, Ricoh, Panasonic and Xerox as well as corporate customers, government organizations and service bureaus. Users agreed to pay us a royalty for each computer workstation on which they use the product.

Image Enhancement Application
ScanFix(R) bitonal image optimizer-- The ScanFix(R) bitonal image optimizer is a stand-alone application that offers service bureaus, corporate clients, small office/home office and individual users the functionality of the ScanFix toolkit for black and white images. We primarily sold the ScanFix bitonal image optimizer through a direct sales channel and we also bundle and co-market this product with original equipment manufacturers and other independent software vendors.

Forms Processing Toolkit
FormFix(R) forms processing toolkit-- We marketed the FormFix(R) toolkit to customers that have highly-skilled development staffs to develop custom applications for high volume data capture systems, as well as to independent software vendors who provide forms processing tailored to specific vertical markets such as the healthcare market. Customers can create custom forms processing applications for black and white scanned images with the FormFix development tool. Users can automatically identify a specific form and extract typed or handwritten text, which can then be read by optical character recognition systems and converted for use in relational databases, billing systems and other high volume data storage and retrieval systems. Examples include tax forms, medical administration/billing, financial transactions and insurance claims.

     FormFix technology was used in the 2000 Decennial Census, the largest data capture project in history, as well as the 2001 British Census. The product is available as a C library with an optional Visual Basic wrapper. We licensed FormFix technology to value-added resellers, system integrators, software developers and government agencies, as well as companies that use the software internally. Users agreed to pay us a royalty for each computer workstation on which they use the FormFix product.

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

Grayscale Image Processing Application

Prizm(R) Gray-- We launched the Prizm(R) Gray application in November 2002, targeting service bureaus who convert microfilm and microfiche to digital images. The Prizm Gray application is an integrated system, built on the Prizm IP toolkit, that provides the ability to efficiently manipulate and process continuous tone (grayscale and color) images, with a feature set targeted at users converting microfiche and microfilm to image. The Prizm Gray application is designed to replace on-scanner enhancement processes that slow microfilm and microfiche scanners down, reducing throughput. We sold the Prizm Gray application through a direct sales channel and we also bundled and co-marketed this product with original equipment manufacturers and scanner distributors.

COMPONENT PRODUCT TECHNOLOGIES MARKETS

The primary markets for our component products were financial institutions, law firms, pharmaceutical companies, transportation, energy, engineering and aerospace companies, insurance companies, software companies, private and public utilities, manufacturers, defense agencies, and state and county governments. The increasing use of the World Wide Web, the Internet and secure and authenticated servers offered us the opportunity to market our products to customers looking to exploit the opportunity for distributed scanning and document handling. We marketed our products primarily through cultivating strategic partnerships with industry-leading original equipment manufacturers, distributors, value-added resellers and software developers, tradeshow marketing, field sales calls, telemarketing, direct mail, print and Internet advertising.

     Many of our products were listed in a General Services Administration contract schedule to enable all agencies and branches of the federal government and government contractors to easily purchase products, training and technical support directly from us.

     We employed three people in the marketing and sale of our component products and also secured a management consulting contract with Pegasus, whereby Pegasus provided marketing and sales personnel to supplement our existing personnel in an effort to operate our business in the ordinary course through the date that our shareholders approved the sale of substantially all of our assets to Pegasus on December 17, 2004.

COMPONENT PRODUCT COMPETITION

The computer software field is highly competitive with many companies in the industry and is characterized by rapid changes in technology and frequent introductions of new platforms and features. We competed with a number of companies that had greater financial, technical and marketing resources. We believed the primary competitive factors with respect to our products were the features of our products, the technical capabilities of our personnel, quality of services and price.

     We had competitors in each of the basic imaging tools and end-user applications markets to which we supplied products. These companies, which included AccuSoft, Medical Informatics Engineering, Inc., Cartesian, Inc., Accordex, Pixel Translations, Snowbound Software, Swiftview Inc., Kofax Image Products, Lead Technologies, Spicer, Seaport Imaging, Black Ice and Visionshape, sell products aimed at our customer base in the black and white image enhancement and forms processing, Internet/intranet image viewing and toolkit markets. In addition, many companies are choosing to convert TIFF images to PDF file format, so Adobe's viewing products also provided competition to our web-based viewing software.

Assessment Scoring Products
---------------------------
During fiscal 2000, we created a new operating segment to develop technologies that will improve the overall process of scoring large-scale assessment tests for grades K-12 in the education marketplace, leveraging our core competencies in forms recognition, image processing, viewing and enhancement. On December 17, 2004, we sold our membership interest in VSC Technologies to Measurement Incorporated and our Digital Mark Recognition technology to Pegasus.

Web-based Scoring

VSC(R) Virtual Scoring Center--The VSC system, which we partly owned through our 50% equity interest in VSC Technologies, LLC, (see "Note 10" to the Financial Statements) is an integrated system that provides the ability to efficiently score large-scale student assessments using imaging technology. Designed to replace traditional paper-based scoring processes, the VSC system consists of two primary modules: a workstation-based system for scanning documents and capturing student demographic information and selected response (i.e. multiple choice, true/false) test items, and a web-based system for scoring handwritten student responses (i.e. essay, short answer, proofs and diagrams for mathematics and science, etc.). Imaging technology is used throughout the system to efficiently process student assessment documents.

Digital Mark Recognition

DMR(R) engine-- The Digital Mark Recognition(TM) ("DMR") engine is patented software designed to replace the need for traditional hardware-based optical mark recognition technology. High-end optical mark recognition is typically performed using specialized hardware that measures the light reflectivity of paper to determine if a pencil-lead mark is present in any of the pre-defined response locations. Optical mark recognition is generally employed in scoring "bubble tests." Using our core imaging technology and expertise, we created software-based imaging technology that we believe rivals the output of the mechanical optical mark recognition scanners. This technology analyzes digital grayscale or color images in computer memory rather than optically measuring reflectivity directly from the paper. The analysis of the digital images produce substantially similar results compared to the mechanical reflectivity scanners, using commercially available grayscale or color scanners and forms printed from a variety of print sources. DMR technology offers a viable alternative to hardware based scoring systems that cannot take advantage of imaging technology.

ASSESSMENT SCORING PRODUCT MARKETS

The Virtual Scoring Center product was used by Measurement Incorporated ("MI"), who was our 50% partner in VSC Technologies, LLC until we sold our 50% membership interest to them on December 17, 2004. MI typically contracts with state departments of education, other educational agencies, and private businesses to develop and score educational tests. MI specializes in the development and hand scoring of essay exams and open-ended performance test items for students in kindergarten through college and at the professional level. VSC Technologies, LLC licensed the Virtual Scoring Center product to MI for its own internal use and MI remitted royalties to the LLC based on that use.

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

Backlog
-------
None.

Copyrights, Patents, Proprietary Information, Trademarks and Licenses
---------------------------------------------------------------------
The copyright laws permitted us to copyright many aspects of our software. We obtained copyright registrations for our software products which were assigned to Pegasus upon sale of substantially all of our assets on December 17, 2004.

     We held eight patents awarded by the United States Patent and Trademark office relating to our ScanFix product. These patents cover the following technology areas: image processing, image line removal, detection of scanned page skew, a method of deskewing (incremental digital image rotation), document registration, dot shading removal, image despecking, horizontal and vertical line removal, line intersection repair, automatic correction of inverted (white) text and general methods of high speed image manipulation. The patents cover most of the key elements of the ScanFix product line. The patents expire during the years 2011 through 2015. In addition, in May 2004, we were awarded a patent from the United States Patent and Trademark office for patents covering technology developed in connection with the Digital Mark Recognition engine. All patent rights were assigned to Pegasus upon sale of substantially all of our assets on December 17, 2004.

     We treated as proprietary any software we developed and protected our software through licensing and distribution agreements. In addition, we required written undertakings of confidentiality from all of our employees as well as in all customer agreements, including license agreements, which prohibit unauthorized duplication of our software. Substantially all licensing and distribution agreements were assigned to Pegasus upon the sale of our assets on December 17, 2004.

     We had registered trademarks on the ScanFix, FormFix, DMR and Prizm marks when used in association with the Company's products. We had also developed, through use, common law trademark rights in ViewDirector, RasterView, InnerView and MasterView. All such trademarks were assigned to Pegasus upon the sale of substantially all of our assets on December 17, 2004

     We granted our customers a non-exclusive, non-transferable license for the ViewDirector, ScanFix, Prizm and FormFix toolkit products for use on computers used by personnel or customers of licensees. We typically received an initial license fee for the toolkit and annual support at an additional fee for such products. Licenses of our toolkits entitled licensees to develop custom applications using the toolkits, and then distribute the software to users inside their organization or to their end customers. We then received a royalty for each computer workstation on which the software is used. The duration of license agreements generally ranges from one to five years. Substantially all license agreements were assigned to Pegasus upon sale of our assets on December 17, 2004.

Research and Development
------------------------
From September 1, 2004 through December 17, 2004, we spent $147,000 in research and development costs and capitalized $7,700 in software development costs related to new products and existing product enhancements. In fiscal year 2004, we spent approximately $545,000 for research and development and capitalized software development costs of $232,000 related to new products and existing product enhancements. In fiscal year 2004 we received funded development of $44,000 from certain customers to add and enhance features to the Prizm web-based Viewer product. The funded development dollars received were either applied against research and development costs or capitalized software as appropriate.

Employees
---------
At August 31, 2005 we have no employees. Deborah Mosier, our President and Chief Financial Officer, provides administrative and other services on a contract basis related to winding up the affairs of the Company.

Customers
---------
In fiscal 2004 a single customer accounted for 17% of our total revenue. From the period September 1, 2004 through December 17, 2004 a single customer accounted for 14% of our total revenue.

Sales to Foreign Customers
--------------------------
Approximately 13% of total revenues for fiscal year 2004 were attributable to sales to foreign customers. Approximately 20% of total revenues from September 1, 2004 through December 17, 2004 were attributable to sales to foreign customers.

ITEM 2. DESCRIPTION OF PROPERTY

During fiscal year 2004, we sold our corporate headquarters' building located at 206 West Sixth Avenue in Stillwater, Oklahoma. We were a tenant in the building through December 17, 2004, leasing approximately 5,500 square feet of space at a monthly cost of approximately $4,800. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage. Up until December 17, 2004, we also had approximately 3,100 square feet of office space located at 5801 East 41st Street, Suite 600 in Tulsa, Oklahoma with a monthly rental of approximately $3,800. Our lease agreements were assigned to Pegasus upon sale of substantially all of our assets on December 17, 2004.

ITEM 3. LEGAL PROCEEDINGS

We were a party to a lawsuit involving the Virtual Scoring Center technology transferred to VSC Technologies, LLC. In May 2005, a final agreement was reached between the Company, MI and NCS Pearson, to resolve the patent infringement lawsuit. The final settlement provides for dismissal of the Company from the lawsuit and a complete release of the Company and any of its affected customers from any claims of infringement related to the lawsuit. The Company was not required to pay any amounts to NCS Pearson as part of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
------------------

Our common stock was traded in the over-the-counter market, and Pink Sheets LLC (formerly the National Quotation Bureau, Incorporated) quotes prices on the "pink sheets," and the NASD Non-NASDAQ OTC Bulletin Board. The following table sets forth the quarterly range of high and low bid prices of our Common Stock for fiscal years 2004 and the high and low closing prices for fiscal year 2005 through August 15, 2005 which was the date that the NASD Non-NASDAQ OTC Bulletin Board and Pink Sheets LLC discontinued trading our common stock. The quotations are inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The source of such quotations is Pink Sheets LLC in 2004 and Yahoo! Finance in 2005.


                                                 Bid Prices
 Fiscal 2004                               High                Low
 -------------------------------------------------------------------------
 First Quarter                  $         0.11               0.07
 Second Quarter                           0.15               0.08
 Third Quarter                            0.10               0.09
 Fourth Quarter                           0.13               0.10

                                               Closing Prices
 Fiscal 2005                               High                Low
 -------------------------------------------------------------------------
 First Quarter                  $         0.15               0.12
 Second Quarter                           0.15               0.14
 Third Quarter                            0.17               0.12
 Fourth Quarter*                          0.15               0.13
______________

*Through August 15, 2005.


Dividends
---------
On November 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation dividend payment to its shareholders. Each shareholder of record as of August 15, 2005 became entitled to receive $.148 in cancellation of each share of Company common stock previously held.

Shareholders
------------
As of August 15, 2005 there were approximately 700 shareholder accounts of record according to the records of our transfer agent; as of January 13, 2006, the final liquidating dividend was made in cancellation of all remaining shares.

Equity Compensation Plan
------------------------
The Company has no remaining compensation plans under which equity securities of the Company are issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Computer Software Costs--
-----------------------

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. We periodically received funding from customers for the development of products. Such funding was first applied against the capitalized software development costs and any remaining funding was recognized as revenue upon product acceptance.

     Systematic amortization of capitalized costs began when a product was available for general release to customers and was computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company compared the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fell below the unamortized costs, the excess costs were charged directly to operations.

Revenue--
-------

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offered multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that were deferred and recognized in income ratably over the applicable technical support period. The Company also, on occasion and as part of the initial contract price, offered delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer.

Income Taxes--
------------

The Company accounted for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of change in tax rates was recognized in income in the period that included the enactment date.

     Deferred tax assets are recognized when it is more likely than not that benefits from deferred tax assets will be realized. The ultimate realization of deferred tax assets was dependent upon our ability to generate future taxable income during the periods in which the temporary differences that created deferred tax assets became deductible. Company management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize.

Estimated Costs of Liquidation--
------------------------------

Upon sale of substantially all of the assets of the Company on December 17, 2004, we ceased normal operations and began the process of winding up the affairs of the Company. As a result, we changed our basis of accounting to the liquidation basis as of December 17, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received, however actual costs could differ from those estimates. The proceeds from the sale of our assets were used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At August 31, 2005 such additional costs were estimated at approximately $109,000 detailed as follows:

Estimated Costs of Liquidation:

     Professional fees for preparation of tax returns, SEC filings and other related services associated with implementation of plan of
       liquidation                                                              $ 36,017
     Costs of cash distribution to shareholders at time of liquidation            30,000
     Compensation to officers and directors for services related to the
        oversight and implementation of the plan of liquidation                   22,334
     Record storage fees, telephone services, supplies and other
       administrative costs                                                       21,004
                                                                                --------
                                                                                $109,355
                                                                                ========

The accompanying historical Balance Sheet as of August 31, 2004 and Statements of Operations and Cash Flows for the periods from September 1, 2004 - December 17, 2004 and for the year ended August 31, 2004 have been presented on a going concern basis which assumes the realization of assets and the liquidation of liabilities in the normal course of business.

On November 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation payment to its shareholders. Each shareholder of record as of August 15, 2005 became entitled to receive $.148 in cancellation of each share of Company common stock previously held.

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

ITEM 8B. OTHER INFORMATION.

None.


Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

     Don Brown, Jr., 55, has served as a Director of the Company since June 2003. Mr. Brown has served as the managing partner of A&B Industries LLC, a privately held company that operates construction-related companies in Cleburne, Texas, since 1999. From 1976 to 1999, Mr. Brown was employed by The First State Bank of Rio Vista as Senior Investments Officer. Mr. Brown graduated from Baylor University with a Bachelor's degree in Business Administration.

     Arthur D. Crotzer, 54, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Crotzer was employed by the Company in various technical management capacities from 1983 to 1999, and served as a Director and as the President and Chief Executive Officer of the Company from October 1997 to January 1999. Since October 2000, Mr. Crotzer has held a technical and business management position with Nomadics, Inc., a national technology research and development firm. From April 1999 to September 2000, Mr. Crotzer was Director of e-business Consulting Services for Netplex, Inc., an information technology services company. Mr. Crotzer earned a Bachelor of Science degree in math and physics from Austin Peay State University and a Master of Science degree in computer science from Oklahoma State University.

     Deborah D. Mosier, 38, has served as a Director since December 2003, the Company's President since August 2003 and as the Principal Financial Officer since 1996. Ms. Mosier also served as the Company President from September 1999 through June 2002. She joined TMS in 1995 as Controller of Financial Operations and was appointed Chief Financial Officer in 1996. From 1989 to 1996, Ms. Mosier worked in the audit practice of KPMG LLP. Ms. Mosier received her Bachelor of Science Degree with a major in accounting from Oklahoma State University and is a Certified Public Accountant.

     Russell W. Teubner, 50, was appointed to the Company's Board of Directors on December 1, 2003. Mr. Teubner served as Chairman of the Board of Directors of the Company from January 2000 through February 2002, and as a Director of the Company from March 1999 to March 2003. Mr. Teubner has served as Founder and Chief Executive Officer of HostBridge Technology since 1998. From 1983 to 1998, he served as Chief Executive Officer of Teubner & Associates, a software firm that he founded. Mr. Teubner also serves as a Director of Esker, S.A. (a publicly held French software company) and Southwest Bancorp (NASDAQ:OKSB). Mr. Teubner graduated from Oklahoma State University with a Bachelor of Science degree in Management Science and Computer Systems.

     We expect that each of the named Directors will continue to serve as directors through the liquidation and winding up of the Company's affairs.

Audit Committee Financial Expert
--------------------------------

     Messrs. Brown and Crotzer currently serve on the Company's audit committee, and although each possesses extensive business and financial experience, they do not meet the "financial expert" requirements set forth in the rules established pursuant to the Sarbanes-Oxley Act of 2002. Because the Company is in the process of implementing the plan of liquidation and dissolution of the Company, as approved by the shareholders on December 17, 2004, it will not seek to find a "financial expert" as defined under the Sarbanes-Oxley Act of 2002.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder require that certain officers, directors and beneficial owners of the Company's Common Stock file various reports with the Securities and Exchange Commission. Based solely upon a review of such reports filed with the SEC, we believe that no late reports were filed for the fiscal year ended August 31, 2005.

Code of Ethics
--------------

     The Company adopted a Code of Ethics that applies to the Company's principal executive and financial officer. A copy of the Code of Ethics was filed as an exhibit to its Form 10-KSB for the year ended August 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer. No executive officer, other than the President, earned more than $100,000 total annual salary and bonus during such period.


                                                          Annual Compensation
                                                          -------------------
                                                                   Other Annual
                                                      Salary       Compensation
                                                      ------       ------------
              Name and Principal Position    Year      ($)             ($)
     --------------------------------------- ------ ----------- ---------------
     Deborah D. Mosier - President (1)       2005   119,758           8,578
                                             2004   150,000           4,500
                                             2003    61,539           1,846

     Deborah L. Klarfeld - President (2)     2003   130,848           3,750
     _______________

     (1)  Ms. Mosier was the President from September 1999 to July 2002, the
          Principal Financial Officer from August 2002 to July 2003 and was reappointed as President and Principal Financial Officer in August
          2003. Salary for 2005 includes amounts paid through December 17, 2004, including $75,000 in severance. "Other Annual Compensation" for 2005 includes contract pay related to implementing plan of liquidation and dissolution of the Company. For 2004 and 2003 "Other Annual
          Compensation" includes employer matching contributions to our defined contribution plan.

     (2)  Ms. Klarfeld was President from July 2002 to August 2003. "Other
          Annual Compensation" includes employer matching contributions to our defined contribution plan.


Compensation of Directors
-------------------------

Effective December 1, 2003, each non-employee director received a monthly fee for service of $500. In addition, each non-employee director received $1,500 for each board of directors meeting attended in person and $750 for each board of directors meeting attended by telephone. On December 17, 2004, the monthly $500 fee was terminated. No additional compensation was received by any director for services related to the committees of the board of directors. During fiscal years 2005 and 2004, the total amount paid to non-employee directors approximated $6,000 and $31,000, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of August 15, 2005 (the record date for the final liquidating distribution by the Company), by each shareholder known to the Company to be a beneficial owner of more than 5% of the Company's Common Stock.

     The Company is not aware of any transfers or changes in the beneficial ownership except those occurring as a result of stock certificates being cancelled and exchanged for the final liquidating distribution. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

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

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock as of August 15, 2005 (the record date for the final liquidating distribution by the Company), by each director and executive officer individually and as a group. The Company is not aware of any transfers or changes in the beneficial ownership except those occurring as a result of stock certificates being cancelled and exchanged for the final liquidating distribution. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address                   Amount and Nature of        Percent of
of Beneficial Owner                Beneficial Ownership        Class  (1)
-------------------                --------------------        ----------
Directors:

Russell W. Teubner                      677,450                  6.0%
5715 Woodlake Drive
Stillwater, Oklahoma 74074

Don Brown, Jr.                          316,333           (2)    2.8%
7715 E. Highway 4
Grandview, Texas 76050

Arthur D. Crotzer                        80,000           (3)     .7%
1823 W. University
Stillwater, Oklahoma  74074

Director and Executive Officer:

Deborah D. Mosier                        47,000           (4)     .4%
5811 Trenton Ave.
Stillwater, Oklahoma 74074

All directors and executive
officers as a group                   1,120,783           (5)    8.5%
________________

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

(4) Includes 47,000 shares held by Ms. Mosier in joint tenancy with her husband, Gregory, with whom she shares voting and investment power.

(5) Includes 131,200 shares as to which directors and executive officers share voting and investment power with others.

Changes in Control
------------------

     We are not aware of any arrangements (including any pledge by a person of our securities) that would result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No officer or director had any direct or indirect material transactions during the last two years, or proposed transactions for which the Company was or is to be a party.

ITEM 13. EXHIBITS.

(a) Exhibits. The following exhibits are included with this report; all employment contracts and compensatory plans are marked with an asterisk ("*"):

--------------------------------------------------------------------------------

EXHIBIT        NAME OF EXHIBIT

3.1 Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit No. 3.1 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 1995.

3.2 Bylaws of the Registrant, as amended on September 24, 1999, incorporated by reference to Exhibit No. 3.2 to the Registrant's Form 10-KSB for the fiscal year ended August 31, 2000.

3.3 Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit No. 3 (i) to the Registrant's Form 8-K filed with the Commission on March 10, 2005.

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

10.10 Purchase and Sale Agreement between the Registrant, Measurement Incorporated and VSC Technologies, LLC dated December 17, 2004 incorporated herein by reference to Exhibit 10 on Form 10-QSB filed January 14, 2005.

14.1 TMS, Inc. Code of Ethics and Business Conduct, incorporated herein by reference to Exhibit No. 14.1 on Form 10-KSB for the year ended August 31, 2003.

31.1 Certification of Principal Executive and Financial Officer Pursuant to SEC Rule 13a-14

32.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following sets forth the fees related to the Company's independent auditors, KPMG LLP, for the fiscal years ended August 31, 2005 and 2004.

     Audit Fees
     ----------

     Fees for the fiscal year 2005 and 2004 audit and reviews of the Forms 10-QSB, were $50,000 and $72,000, respectively.

     Audit-Related Fees
     ------------------

     The Company incurred audit consultation fees of $1,750 in fiscal year 2004 respectively, for research of certain accounting and disclosure matters related to FIN 46.

     Tax Fees
     --------

     The Company incurred tax fees of $9,000 and $8,500 during fiscal years 2005 and 2004, respectively, related to the preparation of our state and federal income tax returns. The Company also incurred tax consultation fees of $2,725 for matters related to the sale and liquidation of the Company during fiscal year 2004.

     All Other Fees
     --------------

     The Company incurred no fees other than what is disclosed above with respect to its independent auditors, KPMG LLP, for fiscal years 2005 and 2004.


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

     For fiscal year 2005 and 2004 the Company's audit committee approved all fees for services by the Company's independent auditors.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT: TMS, INC.

Date:  January 13, 2006        BY:  /s/  Deborah D. Mosier
                                         Deborah D. Mosier, President and Chief
                                           Financial Officer
                                         Principal Executive and Financial
                                           Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 2006         BY:  /s/  Don Brown, Jr.
                                         Don Brown, Jr., Director

Date: January 13, 2006         BY:  /s/  Arthur D. Crotzer
                                         Arthur D. Crotzer, Director

Date: January 13, 2006         BY:  /s/  Deborah D. Mosier
                                         Deborah D. Mosier, President and Chief
                                           Financial Officer
                                         Principal Executive and Financial
                                           Officer, Director

Date: January 13, 2006         BY:  /s/  Russell W. Teubner
                                         Russell W. Teubner, Director

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
TMSS Liquidation, Inc.:

We have audited the accompanying balance sheet of TMSS Liquidation, Inc. (formerly known as TMS, Inc.) as of August 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and the statements of operations, stockholders' equity and cash flows for the period from September 1, 2004 to December 17, 2004. In addition, we have audited the statement of net assets in liquidation as of August 31, 2005 and the related statement of changes in net assets in liquidation for the period from December 18, 2004 to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 1 to the financial statements, the stockholders of TMSS Liquidation, Inc. approved a plan of liquidation on December 17, 2004 and the company commenced liquidation shortly thereafter. As a result, the company has changed its basis of accounting for periods subsequent to December 17, 2004 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMSS Liquidation, Inc. as of August 31, 2004, the results of its operations and its cash flows for the year then ended and for the period from September 1, 2004 to December 17, 2004, its net assets in liquidation as of August 31, 2005, and the changes in its net assets in liquidation for the period from December 18, 2004 to August 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

KPMG LLP

January 11, 2006

STATEMENT OF NET ASSETS IN LIQUIDATION AUGUST 31, 2005
                                                         August 31, 2005
                                                         ---------------
Assets
      Cash and cash equivalents                         $     2,054,467
                                                        ==================

Liabilities

      Accounts payable and accrued liabilities          $         8,675
      Estimated costs of liquidation                            109,355
                                                        ---------------
           Total Liabilities                                    118,030
                                                        ---------------

Net Assets in Liquidation                               $     1,936,437
                                                        ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                 Period from December 18,
                                                    2004 to August 31,
                                                           2005
                                                 ------------------------
Net Increase in Net Assets in Liquidation
      Interest Income                                   $        31,380
                                                        ---------------


Net Increase in Net Assets in Liquidation                        31,380
Net Assets in Liquidation at December 17, 2004          $     1,905,057
                                                        ---------------
Net Assets in Liquidation at August 31, 2005            $     1,936,437
                                                        ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


BALANCE SHEET
AUGUST 31, 2004
TMS, Inc. (dba TMSSequoia)                                           2004
-------------------------------------------------------------------------------
Assets

Current assets:
    Cash and cash equivalents                                  $    1,404,542
    Trade accounts receivable, net of allowance for
      doubtful accounts of $4,786                                     334,377
    Due from related parties                                           42,835
    Custom development work in process                                201,981
    Prepaid expenses and other current assets                          29,028
    Deferred income taxes                                               5,192
-------------------------------------------------------------------------------
    Total current assets                                            2,017,955
-------------------------------------------------------------------------------
Property and equipment:
    Computer equipment                                                287,057
    Furniture and fixtures                                            279,247
-------------------------------------------------------------------------------
                                                                      566,304
    Less accumulated depreciation and amortization                   (470,130)
-------------------------------------------------------------------------------
    Net property and equipment                                         96,174
-------------------------------------------------------------------------------
Other assets:
    Capitalized software development costs, net of
      accumulated amortization of $1,238,091                          391,496
    Other assets                                                       46,510
-------------------------------------------------------------------------------
    Total other assets                                                438,006
-------------------------------------------------------------------------------
Total assets                                                   $    2,552,135
-------------------------------------------------------------------------------


                                                                     2004
-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                           $      139,980
    Accrued payroll expenses                                          140,127
    Deferred revenue                                                  362,630
-------------------------------------------------------------------------------
    Total current liabilities                                         642,737
Investment in limited liability company                               110,839
Deferred income taxes                                                   5,192
-------------------------------------------------------------------------------
    Total liabilities                                                 758,768
-------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 1,000,000
      shares; none issued                                                   -
    Common stock, $.05 par value.  Authorized - 50,000,000
      shares; issued and outstanding -  13,121,659 shares             656,083
    Additional paid-in capital                                     11,349,558
    Accumulated deficit                                           (10,212,274)
-------------------------------------------------------------------------------
    Total shareholders' equity                                      1,793,367
-------------------------------------------------------------------------------
Commitments and Contingencies (Notes 8 and 10)
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $    2,552,135
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


STATEMENTS OF OPERATIONS
PERIOD FROM SEPTEMBER 1, 2004 TO DECEMBER 17, 2004
AND YEAR ENDED AUGUST 31, 2004
                                                      Period from
                                                    September 1, 2004
                                                    - December 17, 2004      2004
-------------------------------------------------------------------------------------
  Licensing and royalties                             $     322,653       1,768,323
  Custom software development services                       89,520         426,471
  Customer support and maintenance                          154,093         654,066
  Other                                                           -          78,212
-------------------------------------------------------------------------------------
        Total revenue                                       566,266       2,927,072
  Cost of revenue                                           224,818         677,400
  Selling, general and administrative expense               841,272       1,632,550
  Research and development expense                          147,338         545,457
  Loss in limited liability company                          18,772          90,563
-------------------------------------------------------------------------------------
        Operating loss                                     (665,934)        (18,898)
  Other income (expense):
    Gain on sale of business                                734,349               -
    Loss on sale of property                                      -        (260,123)
    Interest income                                          14,620          16,878
    Interest expense                                              -          (4,811)
    Other, net                                               (4,420)          2,799
-------------------------------------------------------------------------------------
        Income (loss) before income taxes                    78,615        (264,155)
  Income tax expense                                         10,000           1,415
-------------------------------------------------------------------------------------
        Net income (loss)                             $      68,615        (265,570)
-------------------------------------------------------------------------------------
Net income (loss) per share:
   Basic                                              $        0.0l           (0.02)
   Diluted                                                     0.01           (0.02)
-------------------------------------------------------------------------------------
Weighted average shares:
   Basic                                                 13,121,659      13,113,026
   Diluted                                               13,121,659      13,113,026
-------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM SEPTEMBER 1, 2004 - DECEMBER 17, 2004
YEAR ENDED AUGUST 31, 2004
                                            Common Stock
                                    ---------------------------    Additional       Accumulated   Total Shareholders'
TMS, Inc. (dba TMSSequoia)             Shares         Amount     Paid-in Capital      Deficit          Equity
------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2003          13,112,659      $   655,633       11,348,883     (9,946,704)    $  2,057,812

Issuance of common stock upon
  exercise of options                    9,000              450           675                 -            1,125

Net loss                                     -                -             -          (265,570)        (265,570)
------------------------------------------------------------------------------------------------------------------
Balance at August 31, 2004          13,121,659      $   656,083       11,349,558    (10,212,274)    $  1,793,367
Net income                                                                               68,615
------------------------------------------------------------------------------------------------------------------
Balance at December 17, 2004        13,121,659      $   656,083       11,349,558    (10,143,659)    $  1,861,982
==================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


STATEMENT OF CASH FLOWS
PERIOD FROM SEPTEMBER 1, 2004 - DECEMBER 17, 2004 YEAR ENDED AUGUST 31, 2004
                                                                       Period from
                                                                   September 1, 2004 -
                                                                    December 17, 2004         2004
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                  $     68,615          (265,570)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
        Depreciation and amortization                                      101,317           361,350
       Loss (Gain) on disposal of equipment                                  7,215              (695)
        Gain on sale of business                                          (734,349)
        Loss on sale of property                                                 -           260,123
        Loss in limited liability company                                   18,772            90,563
        Loss on write-off of software development                                -             4,083
        Provision for returns and doubtful accounts                         (1,221)          (15,129)
        Net change in:
           Trade accounts receivable                                       159,348            68,554
           Due from related parties                                        238,149           (13,056)
           Custom development work in process                                    -          (201,981)
           Prepaid expenses and other assets                                19,416             4,267
           Accounts payable                                                (70,595)           30,776
           Due to related parties                                          268,736
           Accrued payroll expenses                                        (88,253)          (57,296)
           Deferred revenue                                                 (5,849)           61,050
------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities                     (18,699)          327,039
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                           -           (34,992)
   Proceeds from sale of property                                                -           431,226
   Proceeds from sale of business                                          517,426                 -
   Capitalized software development costs                                   (7,654)         (231,823)
   Investment in limited liability company                                 (45,615)         (173,038)
   Distribution from limited liability company                                   -           154,922
   Other, net                                                                    -            (1,117)
------------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                               464,157           145,178
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
                  Repayment of long-term debt                                    -          (198,270)
                  Proceeds from exercise of common stock options                 -             1,125
------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                          -          (197,145)
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  445,458           275,072
Cash and cash equivalents at beginning of period                         1,404,542         1,129,470
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $  1,850,000         1,404,542
------------------------------------------------------------------------------------------------------
Noncash investing activity:
                  Issuance of note receivable for sale of business    $    340,974                 -
------------------------------------------------------------------------------------------------------
                  Cash paid for interest                              $                        4,811
------------------------------------------------------------------------------------------------------
                  Cash paid for income taxes                          $                        1,415
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL
STATEMENTS AUGUST 31,
2005 AND 2004

Note 1: Summary of Significant Accounting Policies


Organization

The Company was involved in the research, design, development, and marketing of software tools and applications for document capture, image enhancement, image viewing and forms processing. The Company was also developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. In October 2002, the Company and Measurement Incorporated, a leading provider of educational scoring services, formed VSC Technologies, LLC to continue to develop and market certain scoring-related technologies.

     At a special meeting held on December 17, 2004, the Company's shareholders approved the sale of substantially all of its assets to PIC Acquisition, Inc. ("Pegasus"), a wholly owned subsidiary of Pegasus Imaging Corporation, and approved a plan of liquidation and dissolution of the Company. The Company also completed the sale of its membership interest in VSC Technologies, LLC ("VSC") to Measurement Incorporated ("MI"). On June 30, 2005, the Company filed a certificate of dissolution with the state of Oklahoma and on August 15, 2005, the NASD Non-NASDAQ OTC Bulletin Board discontinued trading our common stock. (See "Note 12").

Liquidation Basis of Accounting

     Upon the sale of substantially all of the assets of the Company on December 17, 2004, the Company ceased normal operations and began the process of winding up the affairs of the Company. As a result, we changed our basis of accounting to the liquidation basis as of December 17, 2004. Under the liquidation basis of accounting, assets and liabilities are reflected at the estimated amounts to be paid or received, however actual costs could differ from those estimates. The proceeds from the sale of the Company's assets were used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At August 31, 2005 such additional costs were estimated at approximately $109,000 detailed as follows:

Estimated Costs of Liquidation:
     Professional fees for preparation of tax returns, SEC filings and other related services associated with implementation of plan of
       liquidation                                                           $  36,017
     Costs of cash distribution to shareholders at time of liquidation          30,000
     Compensation to officers and directors for services related to the
       oversight and implementation of the plan of liquidation                  22,334
     Record storage fees, telephone services, supplies and other
       administrative costs                                                     21,004
                                                                             ---------
                                                                             $ 109,355
                                                                             =========

The accompanying historical Balance Sheet as of August 31, 2004 and Statements of Operations and Cash Flows for the periods from September 1, 2004 - December 17, 2004 and for the year ended August 31, 2004 have been presented on a going concern basis which assumes the realization of assets and the liquidation of liabilities in the normal course of business.


Use of Estimates in the Preparation
of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.


Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid money market accounts and certificates of deposit with an original maturity of six months or less and overnight investments carried at cost plus accrued interest, which approximates fair value. All cash and cash equivalents are on deposit at a single financial institution.

Computer Software Costs

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86), requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $7,700 and $232,000 of software development costs, which primarily includes personnel costs, during the period from September 1, 2004 through December 17, 2004 and in 2004, respectively. Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. The Company applied approximately $44,000 of customer funding against capitalized software costs in fiscal year 2004. No customer funding was applied against capitalized software development costs during the period from September 1, 2004 through December 17, 2004.

     Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis using a straight-line rate over the product's remaining estimated economic life. The Company amortized $91,029 and $305,563 of software development costs during the period from September 1, 2004 through December 17, 2004 and in fiscal year 2004, respectively. The Company compared the unamortized capitalized software development costs to the estimated net realizable values of its products on a periodic basis. If the estimated net realizable values fell below the unamortized costs, the excess costs were charged directly to operations. During fiscal year 2004 the Company charged $4,083 to research and development expense to write down unamortized software development costs, respectively. No such charges were incurred from the period September 1, 2004 through December 17, 2004.

Property and Equipment

Property and equipment was stated at cost. Depreciation on the building was calculated using the straight-line method over thirty-nine years. Depreciation on equipment and furniture was calculated using the straight-line method over periods ranging from three to ten years, but not more than the estimated useful life of the property. Depreciation expense was $9,017 and $52,995 for the period from September 1, 2004 through December 17, 2004 and in 2004, respectively.

     The Company reviewed long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

     During fiscal year 2004, the Company sold its corporate headquarters' building located in Stillwater, Oklahoma. The new owner of the building is an individual, Jevon Nasalroad, who purchased the property for investment purposes. The Company was a tenant in the building through December 17, 2004, leasing approximately 5,500 square feet of space for a minimum of two years at an annual cost of approximately $56,000. The Company's lease agreement was assigned to Pegasus upon sale of substantially all of its assets on December 17, 2004. The contracted purchase price of the building was $460,000. The net proceeds from the sale, after closing costs, were $431,226 and were used to pay off a $191,800 mortgage.

     During the first quarter of fiscal year 2004, the Company's net loss included a $266,537 write-down to reflect an impairment of the value of the property sold. The amount of the impairment was based on the amount that the net book value of the property exceeded the contracted purchase price plus estimated costs incurred for the final sale. During the second quarter of fiscal year 2004, the Company adjusted the impairment cost from $266,537 to $260,123 to reflect the actual final loss on the building sale.

Patent Costs

Included in other assets at August 31, 2004 is the following associated with obtaining patent rights for certain software products:

                                       August 31,
                                         2004
--------------------------------------------------
Software patents - approved        $      65,042
Less accumulated amortization           (20,518)
--------------------------------------------------
                                          44,524
Software patent - pending                      -
--------------------------------------------------
   Total patent costs, net         $      44,524
==================================================

Various patents were approved during fiscal 1996 through 1998 and the capitalized costs are amortized using the straight-line method over the seventeen-year life of the patents. In May 2004, the United States Patent and Trademark Office approved the Company's patent related to its DMR(R) technology. Costs associated with the DMR(R) patent are being amortized using the straight-line method over the ten-year life. Amortization expense was $1,791 and $2,792 from the period September 1, 2004 through December 17, 2004 and in fiscal year 2004. In fiscal 2004, the Company incurred and capitalized $6,439 related to the maintenance or acquisition of new patents. No such costs were incurred during the period from September 1, 2004 through December 17, 2004.

Revenue

Statement of Position (SOP) 97-2 "Software Revenue Recognition" requires software licensing and royalties revenue to be recognized only after the software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP 97-2 also requires the unbundling of multiple elements in software transactions and the allocation of pricing to each element based upon vendor specific objective evidence of fair values. The Company offered multiple element arrangements to its customers, mostly in the form of technical phone support and product maintenance, for fees that are deferred and recognized in income ratably over the applicable technical support period. At August 31, 2004 deferred technical support and product maintenance revenue was $362,630. The Company also, on occasion and as part of the initial contract price, offered delivery of enhanced versions of future products to customers on a when-and-if-available basis. SOP 97-2 generally requires that the promise for future product deliveries be treated as separate elements and deferred from revenue recognition until produced, delivered and accepted by the customer. At August 31, 2004 there was no deferred revenue attributable to software products and/or enhancements expected to be delivered or accepted in the future.

     Funding received from customers for the development of products is first applied against the capitalized software development costs and any remaining funding is recognized as revenue upon product acceptance. In fiscal 2004, the Company recognized revenue of approximately $44,000 which represented the excess of customer funding over the cost of the product development.

     Revenue also included amounts related to the performance of custom software development services. Such revenue is recognized as the services are performed using the percentage-of-completion method, based on hours of work, and is deferred to the extent that customer billings or payments exceed the percentage complete. Provisions for losses, if any, are recorded at the time such losses are known. At August 31, 2004, the Company had recorded revenue of approximately $202,000 for work in process related to a custom development project. There were no amounts for billings or payments in excess of the percentage complete for such project at August 31, 2004.

Net Income (Loss) Per Share

Basic Earnings Per Share (EPS) is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," (SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS No. 148 on August 31, 2003 and continued to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. Accordingly, compensation cost for stock-based awards was expensed in an amount equal to the excess of the quoted market price on the grant date over the exercise price. Such expense was recognized at the grant date for awards fully vested. For awards with a vesting period, the expense was deferred and recognized over the vesting period. No expense was recognized for the period from September 1, 2004 through December 17, 2004 or in fiscal year 2004 related to employee stock-based awards. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan for the period from September 1, 2004 through December 17, 2004 and in fiscal year 2004 been based on the fair value method prescribed by SFAS No. 123, there would have been no effect on net loss because there were no grants. Compensation cost is not required to be recorded for the employee stock purchase plan because there was no stock purchased or sold during the period from September 1, 2004 through December 17, 2004 or in fiscal year 2004.

Income Taxes

The Company accounted for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities were recognized at the enacted tax rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that includes the enactment date.


Allowance for Doubtful Trade
Accounts Receivable

The Company extended credit to customers in accordance with normal industry standards and terms. Credit risk arose as customers defaulted on trade accounts receivable owed to the Company. The Company established an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. The Company generally wrote off accounts deemed uncollectible after they became ninety days past due.

     Under certain circumstances, the Company required that a portion of the estimated billings be paid prior to delivering products or performing services. In addition, the Company revoked customer contracts if outstanding amounts were not paid.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and other liabilities approximated fair value because of the short maturity of those financial instruments. The carrying value of notes payable and long-term debt approximated fair value because the current rates approximated market rates that were available on similar instruments.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of "comprehensive income" and its components in a set of financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed at the same prominence as other financial statements. The Company did not have any components of comprehensive income that are not included in net income (loss).


Note 2: Note Payable

At August 31, 2004 the Company had an operating line of credit with a bank for which borrowing was secured by and based on a percentage of certain eligible trade accounts receivable. The maximum borrowing under the line of credit was $500,000 of which approximately $340,000 was available at August 31, 2004. Borrowings under the line of credit bore interest at 1% above prime (4.50% at August 31, 2004). No balance was outstanding against the line of credit at August 31, 2004. The line of credit was cancelled on December 17, 2004.

Note 3: Income Taxes

The components of the income tax provision from the period September 1, 2004 through December 17, 2004 included $10,000 in expense for estimated alternative minimum taxes; deferred tax expense of $30,387; and decrease in the valuation allowance for deferred taxes of $30,387. The income tax provision for fiscal 2004 included the following components: deferred tax benefit $98,863; increase in the valuation allowance for deferred tax assets, $98,863; and expense for state income taxes, $1,415. Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following information presented in Table 3a:

-----------
Table 3a
                            Period from September 1, 2004 through
                                      December 17, 2004                2004
--------------------------------------------------------------------------------
Computed "expected" tax expense
   (benefit)                             $    26,729                (90,294)
Change in the
   deferred tax
   assets valuation
   allowance                                 (30,387)                98,863
Loss in limited
   liability company                               -                      -
State income tax, net of Federal income
   tax (benefit) expense                       3,145                 (9,208)
Alternative minimum tax                       10,000                      -
Other, net                                       514                  2,054
--------------------------------------------------------------------------------
Actual income tax expense                $    10,000                  1,415
--------------------------------------------------------------------------------

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 31, 2004 are presented in Table 3b.

-----------
Table 3b
                                                 2004
--------------------------------------------------------
Deferred tax assets:
  Tax operating loss carryforwards      $    1,024,911
  Limited liability company                      5,943
  Other                                         32,857
--------------------------------------------------------
Total gross deferred tax assets              1,063,711
Less valuation allowance                       898,893
--------------------------------------------------------
Net deferred tax assets                        164,818
Deferred tax liabilities:
  Property and equipment                       (16,206)
  Capitalized software costs                  (148,612)
--------------------------------------------------------
Net deferred tax                         $           -
--------------------------------------------------------

     Deferred tax assets were recognized when it is more likely than not that the benefits from deferred tax assets would be realized. The ultimate realization of deferred tax assets was dependent upon our ability to generate future taxable income during the periods in which the temporary differences that create deferred tax assets became deductible. Company management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, past earnings history, sales backlog and tax operating loss carryforward expiration dates when determining the amount of deferred tax assets to recognize. At December 17, 2004 the Company had approximately $2.7 million of tax operating loss carryforwards that will be available for use to offset all taxable income not subject to alternative minimum tax upon filing the final tax return upon dissolution and liquidation of the Company. At August 31, 2005, the Company estimates that taxable income of approximately $85,000 will be offset by net operating loss carryforwards.

     Taxable loss for the year ended August 31, 2004 approximated $314,000 compared to a pre-tax financial loss of approximately $264,000 the difference of which primarily resulted from timing differences associated with the deductibility of capitalized software.

Note 4: Stock-Based Compensation

Stock Options

     Pursuant to resolutions by the board of directors, options to purchase the Company's common stock have been issued to certain directors and key employees of the Company. Such options are generally exercisable at a price equal to or greater than the market price of the stock at the date of the grant. Table 4b summarizes information about stock options outstanding pursuant to such resolutions at August 31, 2005 and 2004. Such options will expire at the earlier of June 6, 2006 or final liquidation of the Company.

Employee Stock Purchase Plan

On January 21, 2000, the shareholders approved the TMS, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows eligible employees to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. There were no common shares issued or available for purchases during the period from September 1, 2004 through December 17, 2004 or in fiscal year 2004. The Employee Stock Purchase Plan was cancelled on December 17, 2004.

Fair Value Disclosures

     The Company has adopted the disclosure only provisions of SFAS No. 148, which amends the disclosure only provisions of SFAS No. 123 to provide more prominent and frequent disclosures of the effects of stock-based compensation. Compensation cost has been recognized using the intrinsic value method prescribed in APB No. 25, and related Interpretations. Had compensation cost for the Company's stock option grants and Employee Stock Purchase Plan for the period from September 1, 2004 through December 17, 2005 and in fiscal year 2004 been based on the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, there would have been no effect on net loss for either year because there were no grants that would impact these periods.

-----------
Table 4a
                                               Weighted Average     Option Price
                                  Shares        Exercise Price         Range
--------------------------------------------------------------------------------
Shares under option:
--------------------------------------------------------------------------------
At August 31, 2003                 538,974           $0.31        $0.13-$0.40
        Options exercised           (9,000)          $0.13          $0.13
        Options cancelled         (165,474)          $0.31        $0.29-$0.38
--------------------------------------------------------------------------------
At August 31, 2004                 364,500           $0.32        $0.27-$0.40
        Options cancelled         (202,000)          $0.32        $0.27-$0.40
--------------------------------------------------------------------------------
At August 31, 2005                 162,500           $0.31          $0.31
--------------------------------------------------------------------------------


-----------
Table 4b
                 Options Outstanding
                        and              Weighted Average       Weighted
   Range of          Exercisable            Remaining           Average
Option Prices        at 8/31/05           Contract Life      Exercise Price
-------------------------------------------------------------------------------

    $0.31             162,500                .76 Years           $0.31


Note 5: Earnings Per Share

     Options to purchase 364,500 shares of common stock at prices ranging from $.27 to $.40 per share were outstanding at December 17, 2004 and August 31, 2004, but were not included in the computation of diluted net income (loss) per share because the options' exercise prices were greater than the average market price of common shares. The remaining 162,500 of the options outstanding at August 31, 2005 will expire if not exercised prior to the earlier of liquidation of the Company or June 6, 2006. Options to purchase 162,500 shares of common stock at $.31 per share were outstanding at August 31, 2005 but were not included in the computation of EPS because the options' exercise price was greater than the average market price of common shares.


Note 6: Reportable Segments

The Company's reportable segments were determined by its products and services and included: Component Product Technologies and Assessment Scoring Technologies. The Component Product Technology segment developed the Company's core product technologies. Those products included core image viewing, image enhancement and image and forms processing software toolkits that are used to develop new software applications or enhance existing software applications. In addition, the Component Product Technology segment developed software applications that functioned independently from any other software package or were closely associated with other software packages. The toolkits were primarily licensed to developers, system integrators, value added resellers and/or companies who use the software internally. The Company generally received royalties for each workstation/system that utilized the product. The applications installed directly on a user's system or on a server in a client/server environment. The applications were primarily licensed to entities that require the capability to view and manipulate images through their Internet or intranet web browsers.

     The Assessment Scoring Technology segment was created during fiscal 2000 to focus on developing technologies to improve the overall process of scoring standardized tests in the educational marketplace. The technologies being developed in this segment leveraged the Company's core competencies in forms recognition, image processing, viewing and enhancement. The Assessment Scoring Technology segment created a Digital Mark Recognition (DMR) software product designed to replace the need for hardware based Optical Mark Recognition. The Assessment Scoring Technology segment also developed a new product called the Virtual Scoring Center ("VSC"). The VSC uses imaging-based technology to facilitate the process of scoring student responses to open-ended test questions in a web-enabled environment. In October 2002, the Company transferred the VSC technology to VSC Technologies, LLC, which is jointly owned by the Company and Measurement Incorporated, a leading provider of educational scoring services (See "Note 10").

     Direct costs were charged to the segments and certain selling, general and administrative expenses for corporate services (i.e. marketing, accounting, information systems, facilities administration et. al.) were allocated to the segments based on various factors such as segment full-time equivalent employees, segment revenue or segment costs. Financial results are measured in accordance with the manner in which management assesses segment performance and allocates resources. Except for capitalized software development costs, financial results do not include separately identifiable balance sheet assets for each segment, as this is not a common measure that management uses to assess segment performance or allocate resources. In the software development business, the most important assets are the employees. Performance measures of the employees are included in the derivation of operating income and loss.

     See Table 6a for the results of operations for each reportable segment for the period from September 1, 2004 through December 17, 2004 and for the fiscal year ended 2004. For fiscal year 2004, revenue for the Assessment Scoring Technologies segment included approximately $127,000, respectively, from Measurement Incorporated for the resale of document image scanners along with licenses to the Company's DMR software and related technical support and maintenance. All other segment revenue was from nonaffiliated sources.

-----------
Table 6a

                                                                             COMPONENT        ASSESSMENT
                                                                              PRODUCT           SCORING
          2004                                                             TECHNOLOGIES      TECHNOLOGIES                TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $   2,792,196          134,876          $  2,927,072
--------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                             $      21,688            7,155          $     28,843
--------------------------------------------------------------------------------------------------------------------------------
Loss in limited liability company                                         $           -          (90,563)         $    (90,563)
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   $     645,951         (257,851)         $    388,100
--------------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
          Amortization of capitalized software development costs          $     282,943           22,620          $    305,563
--------------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
          Capitalized software development costs, net                     $     371,805           19,691          $    391,496
--------------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software development costs                   $     231,823                -          $    231,823
--------------------------------------------------------------------------------------------------------------------------------

                                                                             COMPONENT        ASSESSMENT
                                                                              PRODUCT           SCORING
          September 1, 2004 through December 17, 2004                      TECHNOLOGIES      TECHNOLOGIES                TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $     557,808            8,458          $    566,266
--------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                             $       4,784            1,595          $      6,379
--------------------------------------------------------------------------------------------------------------------------------
Loss in limited liability company                                         $           -          (18,772)         $    (18,772)
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   $      49,378         (107,823)         $    (58,445)
--------------------------------------------------------------------------------------------------------------------------------
Other significant noncash items:
          Amortization of capitalized software development costs                 84,657            6,372          $     91,029
--------------------------------------------------------------------------------------------------------------------------------
Identifiable segment assets:
          Capitalized software development costs, net                                NA               NA          $         NA
--------------------------------------------------------------------------------------------------------------------------------
Expenditures for capitalized software development costs                   $       7,654                -          $      7,654
--------------------------------------------------------------------------------------------------------------------------------

Table 6b is a reconciliation of the segment operating income to the total Company net income (loss) for the period from September 1, 2004 through December 17, 2004 and for fiscal year 2004.




-----------
Table 6b
                                           September 1, 2004
                                           through December 17,
                                                2004              2004
-------------------------------------------------------------------------
Operating income for reportable segments   $    (58,445)         388,100
Unallocated corporate expenses                 (382,318)        (406,998)
Interest income                                  14,620           16,878
Interest expense                                      -           (4,811)
Loss on sale of property                              -         (260,123)
Gain on sale of business                        734,349                -
Estimated costs of liquidation                 (225,171)               -
Other, net                                       (4,420)           2,799
Income tax expense                              (10,000)          (1,415)
-------------------------------------------------------------------------
Net income (loss)                          $     68,615         (265,570)
-------------------------------------------------------------------------


Note 7: Employee Benefit Plan

The Company sponsored a defined contribution benefit plan for substantially all employees for the purpose of accumulating funds for retirement. Participation in the plan was based on six months of service and a minimum of 1,000 hours of annual service. The Company matched 50% of employee contributions in an amount up to 6% of employees' total compensation. The cost of employer matching approximated $5,200 and $35,000 from the period September 1, 2004 through December 17, 2004 and in fiscal year 2004, respectively. Employees vested in employer matching contributions at a rate of 20% per year after two years of service. The plan was terminated on December 17, 2004 upon sale of substantially all of the Company's assets (See "Note 12").

Note 8: Commitments and Contingencies

Operating Leases

The Company leased office space under operating leases. Rent expense was approximately $26,000 and $80,000 for the period from September 1, 2004 through December 17, 2004 and for fiscal year 2004, respectively. All lease obligations were transferred to Pegasus upon sale of the Company's assets on December 17, 2004. (See "Note 12")

Guarantees

On June 11, 2003, the Financial Accounting Standards Board issued a Staff Position about Accounting for Intellectual Property Infringement Indemnifications under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. As an element of the standard commercial terms, the Company's software license agreements included indemnification clauses that indemnified licensees against liability and damages (including legal defense costs) arising from claims of patent, copyright, trademark or trade secret infringement by the Company's software. Such indemnification clauses constituted a guarantee subject to the scope of Interpretation No. 45. All license agreements were transferred to Pegasus upon sale of the Company's assets on December 17, 2004 (See "Note 12").

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

Note 9: Business and Credit Concentrations

For the period from September 1, 2004 through December 17, 2004 one customer accounted for 14% of total revenue and in fiscal year 2004 one customer accounted for 17% of total revenue. Revenue by geographic area for the period from September 1, 2004 through December 17, 2004 and revenue and trade accounts receivable for the Company by geographic area as of and for the years ended August 31, 2004 follows:

                                       September 1, 2004
                                       through December
REVENUE:                                    17, 2004               2004
--------------------------------------------------------------------------
United States                         $      461,130           2,536,118
Europe (export sales)                         20,918             226,846
Asia (export sales)                           74,136               76,837
Australia (export sales)                       5,193              16,891
Canada (export sales)                          4,889              20,753
Other (export sales)                               -              49,627
--------------------------------------------------------------------------
                                      $      566,266           2,927,072
--------------------------------------------------------------------------

ACCOUNTS RECEIVABLE (GROSS):                                      2004
--------------------------------------------------------------------------
United States                                              $     282,727
Europe                                                            50,632
Asia                                                               5,804
--------------------------------------------------------------------------
                                                           $     339,163
--------------------------------------------------------------------------

Note 10:  Long-term Investment

On October 10, 2002, the Company entered into an agreement with Measurement Incorporated, one of the nation's leading providers of writing and performance assessment hand-scoring services, to further develop the Virtual Scoring Center technology and bring it to market through a new entity, VSC Technologies, LLC. The Company transferred its rights in the Virtual Scoring Center technology to the LLC in exchange for one-time cash payment of $250,000 and a 50% ownership interest. Measurement Incorporated held the remaining 50% ownership interest. The Company accounted for its investment in the LLC using the equity method.

     The Company's Statement of Operations for the period from September 1, 2004 through December 17, 2004 and fiscal year 2004 includes $18,772 and $90,563 for its 50% share of the LLC's net loss. The net loss for the LLC primarily includes direct costs associated with software development. At August 31, 2004, the Company also had a liability of $110,839 representing its negative equity interest in the LLC. Pursuant to the agreement with the LLC, for the first five years of LLC operations the Company was eligible to receive cash distributions at the end of each calendar year beginning on December 31, 2002. The Company was eligible for such distributions, subject to certain maximum amounts which graduated downward over the five year period, if the financial return from the LLC was not at least equal to the amount of software development cost that the Company has invested in the LLC. When and if the LLC became profitable, the Company would be required to pay back such distributions by foregoing a portion of future cash profits from the LLC. The Company received a cash distribution of $150,000 in fiscal year 2004 related to such agreement and the distribution was applied as a reduction to the Company's investment in the LLC. The cash distribution and the net loss from the LLC are the primary factors that resulted in the negative investment balances at August 31, 2004. The Company sold its membership interest in the LLC to MI on December 17, 2004 (See "Note 12")

Note 11:  Related Party Transactions

The Company had an agreement with the LLC whereby its employees provided software development services at a fixed rate per hour. For the period from September 1, 2004 through December 17, 2004 and in fiscal year 2004 the Company billed the LLC for approximately $67,000 and $320,000 of software development services, respectively, of which $33,500 and $160,000 was related to Measurement Incorporated's obligation to fund LLC software development during those respective periods, and the remaining $33,500 and $160,000 increased the Company's investment in the LLC in those respective periods. At August 31, 2004 "Due from related parties" included approximately $41,000 from the LLC for software development services.

     The Company also had an agreement with the LLC to perform accounting and certain other administrative services at a fixed rate of $1,000 per month. Included in "Due from related parties" at August 31, 2004 was $2,000 from the LLC for such fees.

Note 12:  Sale of Assets and Plan of Liquidation and Dissolution of the Company

     At a special meeting held on December 17, 2004, the Company's shareholders approved the sale of the assets of our Component Product Technology division to Pegasus and approved a plan of liquidation and dissolution of the Company. The Company also completed the final closing of the transaction with Pegasus and the sale of our membership interest in VSC Technologies, LLC to MI on December 17, 2004.

     The final cash price paid at closing for the sale of the Component Product Technologies business to Pegasus approximated $2,246,000, of which $1,600,000 was paid in cash, $341,000 was issued as a note receivable from Pegasus, and $305,000 was used to satisfy professional fees and other corporate costs that had been incurred related to the sale of our assets and the plan of liquidation and dissolution of the Company. In addition, Pegasus assumed certain contractual obligations of the Company, including its office leases, customer contracts and severance arrangements with certain employees. Upon closing the sale of VSC Technologies, LLC to Measurement Incorporated, the Company received $250,000 in cash and an undertaking to indemnify the Company against a pending lawsuit with NCS Pearson. The lawsuit with NCS Pearson was settled in May 2005 (See "Legal Proceedings" in Note 8 above). The proceeds from both transactions will be used to make a final cash distribution to shareholders and cover the additional costs associated with the liquidation and dissolution of the Company. At August 31, 2005 such additional costs are expected to approximate $109,000. The combined financial gain on the asset sales to Pegasus and MI approximated $734,000 and is included in the Statements of Operations for the period from September 1, 2004 through December 17, 2004.

     On June 30, 2005, the Company filed a certificate of dissolution with the state of Oklahoma and on August 15, 2005, the NASD Non-NASDAQ OTC Bulletin Board discontinued trading our common stock in preparation for a final liquidation payment.

Note 13: Subsequent Event - Final Liquidation Payment

On November 15, 2005, the Company transmitted approximately $1,942,000 in cash to its transfer agent to be used for a final liquidation payment to its shareholders. Each shareholder of record as of August 15, 2005 became entitled to receive $.148 in cancellation of each share of Company common stock previously held. As of January 13, 2006, the final liquidating distribution was made to the remaining former shareholders in cancellation of all remaining shares.

-----------
Schedule II

VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT      ADDITIONS/          DEDUCTIONS-         BALANCE
                                        BEGINNING     REDUCTIONS TO       RECOVERY/WRITE-OFF   AT END OF
CLASSIFICATION                          OF PERIOD   COSTS AND EXPENSES      OF ACCOUNTS        PERIOD
---------------------------------------------------------------------------------------------------------
Year ended August 31, 2004:
     Allowance for doubtful accounts   $ 10,879          (15,129)               9,036          $ 4,786
---------------------------------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NO.             DESCRIPTION OF EXHIBIT              METHOD OF FILING
---             ----------------------              ----------------

3.1    Certificate of Incorporation of the     Incorporated herein by reference
       Registrant, as amended.

3.2 Bylaws of the Registrant, as amended on Incorporated herein by reference September 24, 1999.

3.3    Certificate of Incorporation of the     Incorporated herein by reference
       Registrant, as amended.

10.1   Employee Stock Option Plan.             Incorporated herein by reference

10.2   Employee Incentive Stock Option Plan.   Incorporated herein by reference

10.3   TMS, Inc. Employee Stock Purchase Plan. Incorporated herein by reference

10.4   Corporate Software License Agreement    Incorporated herein by reference
       between the Registrant and The
       Boeing Company.

10.5   Development Agreement between the       Incorporated herein by reference
       Registrant and The Boeing Company.

10.6   Purchase Contract number W 311266       Incorporated herein by reference
       between the Registrant and the Boeing
       Company.

10.7   Real Estate Purchase Contract.          Incorporated herein by reference

10.8   Purchase Contract numbers 370501,       Incorporated herein by reference
       3039773, and 3045763 between the
       Registrant and the Boeing Company.

10.9   Asset Purchase Agreement between the    Incorporated herein by reference
       Registrant, PIC Acquisition, Inc.
       and Pegasus Imaging Corporation.

10.10  Purchase and Sale Agreement between     Incorporated herein by reference
       the Registrant, Measurement Incorporated and VSC Technologies, LLC dated December
       17, 2004.

14.1   TMS, Inc. Code of Ethics and Business   Incorporated herein by reference
       Conduct.

31.1   Certification of Principal Executive    Filed herewith electronically
       and Financial Officer Pursuant to
       SEC Rule 13a-14

32.1   Certification of Principal Executive    Filed herewith electronically
       and Financial Officer Pursuant to 18
       U.S.C. Section 1350